Form 10-K405
period 1995-03-31
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1995-07-10
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED:  MARCH 31, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .

                        Commission File Number:  0-12085

                     PAINE WEBBER GROWTH PROPERTIES TWO LP

        Delaware                                     04-2798594
(State of organization)                             (I.R.S.Employer
                                                   Identification  No.)

  265 Franklin Street, Boston, Massachusetts             02110
  (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                            Name of each exchange on
Title of each class                        which registered
       None                                     None
Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X    No   ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                         DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                        Form 10-K
Reference
Prospectus of registrant dated                                   Part IV
October 6, 1983, as supplemented


                      PAINE WEBBER GROWTH PROPERTIES TWO LP
- -
                                 1995 FORM 10-K

                               TABLE OF CONTENTS


PART   I                                                      Page

Item 1      Business                                        I-1

Item 2      Properties                                      I-2

Item 3      Legal Proceedings                               I-3

Item 4      Submission of Matters to a Vote of
                Security HoldersI-3

PART  II

Item 5      Market for the Partnership's Limited
               Partnership Interests and
               Related Security Holder Matters             II-1

Item 6      Selected Financial Data                        II-1

Item 7      Management's Discussion and Analysis of
                Financial Condition
               and Results of Operations                   II-2

Item 8      Financial Statements and Supplementary Data    II-6

Item 9      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure      II-6

PART III

Item 10     Directors and Executive Officers of the
                Partnership                               III-1

Item  11    Executive Compensation                        III-3

Item 12     Security Ownership of Certain Beneficial
               Owners and Management                      III-3

Item 13     Certain Relationships and Related TransactionsIII-3

PART  IV

Item 14     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                         IV-1

SIGNATURES                                                 IV-2

INDEX TO EXHIBITS                                          IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         F-1 to F-26
                   PART I

Item 1.  Business

     Paine Webber Growth Properties Two LP (the "Partnership") is a limited partnership formed in June 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a portfolio of rental apartment and commercial properties which had potential for near-term capital appreciation. It is the Partnership's intention to enhance the value of the properties through the use of capital reserves and by reinvesting cash flow from operations. The Partnership sold $33,410,000 in Limited Partnership Units (33,410 Units at $1,000 per Unit) from October 6, 1983 to October 5, 1984 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-84814). Limited Partners will not be required to make any additional capital contributions.

     As of March 31, 1995, the Partnership owned, through the joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                       Date of
Name and Type of Property                  Acquisition   Type of
Location                                   Size           of Interest Ownership
(1)

Montgomery Village HWH        196            3/9/84      Fee ownership of land
Associates                    units                      and improvements
Walker House Apartments (2)                              (through joint venture)
Montgomery Village, Maryland

Oregon Portland Associates    525             4/26/84    Fee ownership of land
Portland Center, Apartment    apartment                  and improvements
and Office Complex            units and                  (through joint venture)
Portland, Oregon              28,328
                              sq. ft.
                              office
                              space

Hudson Partners               144            11/20/84    Fee ownership of land
The Hudson Apartments         units                      and improvements
Tyler, Texas                                             (through joint venture)

  (1) See Notes to the Financial Statements of the Partnership filed in Item 14(a)(1) of this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

     (2) On September 30, 1986, Montgomery Village HWH Associates sold The Hamlet, an apartment complex consisting of 864 units, which was one of the two properties originally owned and operated by the venture.

     The Partnership's principal investment objectives are to invest the net cash proceeds from the offering of limited partnership units in rental apartment properties with the goals of obtaining:

(1)  capital appreciation;
(2) tax losses during the early years of operations from deductions generated by investments;
(3) equity build-up through principal repayments of mortgage loans on Partnership properties; and
(4)  cash distributions from rental income.

     The primary investment objective of the Partnership is capital appreciation. The Partnership may sacrifice attainment of its other objectives to the extent required to achieve the capital appreciation objective. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of such liquidations, which generally cannot be determined at the present time. Subsequent to year-end, in June 1995 the Partnership agreed to sell its interest in Hudson Partners to the co-venture partner for $350,000. While such proceeds would be substantially below the amount of the Partnership's original investment, which totalled $2.6 million, management believes that the offer is reflective of the current fair value of the Partnership's interest and that it may be an opportune time to dispose of this investment. The sale of the Partnership's interest remains contingent upon the achievement of a specified financing level. Accordingly, there are no assurances that this transaction will be consummated. See Item 7 for a further discussion.

     The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Through March 31, 1995, the limited partners have received cumulative cash distributions of approximately $15,157,000. This return includes distributions totalling $445 per original $1,000 unit from the sale of The Hamlet Apartments, including an amount of $45 per Unit distributed in fiscal 1992 as a result of the collection of a note receivable taken back at the time of the sale. The Partnership continues to retain an ownership interest in three operating investment properties. During fiscal 1995, improved conditions in the real estate markets for multi-family apartment properties favorably impacted the Partnership's portfolio. All three of the apartment properties in the Partnership's portfolio are generating excess cash flow from operations after payment of operating expenses and debt service obligations. As a result of the improved cash flow from the properties and the expectation that it will continue in the future, the Partnership instituted the payment of regular quarterly cash distributions at an annualized rate of 3% on a remaining capital account of $555 per original $1,000 Unit. The first distribution payment was made on November 15, 1994 for the quarter ended September 30, 1994. The distribution rate was raised to 3.25% for the quarter ended December 31, 1994 and to 3.50% for the quarter ended March 31, 1995. At the present level, annual distributions to the Limited and General Partners would total approximately $656,000.
All of the properties securing the Partnership's investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type, generally on the basis of price, location and amenities.
Apartment properties in all markets also compete with the local single-family home market for prospective tenants. Despite this competition, the lack of significant new construction of multi-family housing has allowed the oversupply which exists in most markets to begin to be absorbed, with the result being a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. Management of the Partnership expects to continue to see improvement in this sector of the real estate market in the near term.

     The Partnership is engaged solely in the business of real estate investment; therefore, a presentation of information about industry segments is not applicable. The Partnership has no real estate investments located outside the United States.

     The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the `Adviser''), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated (`PWI''), a wholly-owned subsidiary of PaineWebber Group Inc. (`PaineWebber'').

     The general partners of the Partnership (the `General Partners'') are Second PW Growth Properties, Inc. and Properties Associates. Second PW Growth Properties, Inc. (the `Managing General Partner''), a wholly-owned subsidiary
of PaineWebber, is the managing general partner of the Partnership.   The
associate general partner is Properties Associates (the `Associate General Partner'), a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner.
     The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.


Item 2.  Properties

     The Partnership has acquired interests in operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location, and the description of each property.

     Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                          Percent Occupied At
                                                                        Fiscal
                                                                        1995
                                 6/30/94    9/30/94   12/31/94 3/31/95  Average

Walker House Apartments           97%         97%      98%       99%      98%

Portland Center                   93%         93%      93%       89%      92%

The Hudson Apartments             98%         98%      99%       99%      99%
Item 3.  Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second PW Growth Properties, Inc. and Properties Associates, which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Growth Properties Two LP, PaineWebber, Second PW Growth Properties, Inc. and Properties Associates
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Growth Properties Two LP, also allege that following the sale of the partnership interests, PaineWebber, Second PW Growth Properties, Inc. and Properties Associates misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Second PW Growth Properties, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Second PW Growth Properties, Inc., Properties Associates and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At March 31, 1995 there were 3,181 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

    Effective for the second quarter of fiscal 1995, the Partnership began distributions to the Limited Partners equivalent to a 3% annualized rate of return on the remaining invested capital. The distribution rate was subsequently increased to 3.25% for the third quarter and to 3.5% for the quarter ended March 31, 1995. Reference is made to Item 6 below for a disclosure of the amount of cash distributions per Unit made to the Limited Partners during fiscal 1995.

Item 6.  Selected Financial Data
                        PAINEWEBBER GROWTH PROPERTIES TWO LP
            FOR THE YEARS ENDED MARCH 31, 1995, 1994, 1993, 1992 AND 1991
                      (IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

                        1995        1994        1993        1992        1991

Revenues             $   227     $   201    $    202    $    223    $    217

Operating income (loss)$ (65)   $    (15)  $      22   $      19    $   (208)

Partnership's share of
 ventures' losses   $   (161)    $  (309)   $   (867)    $(1,244)    $(2,063)

Loss on writedown
 of investment to
 fair value         $ (2,019)          -           -           -           -

Loss before extraordinary
 item               $ (2,245)    $  (324)   $   (845)    $(1,225)    $(2,271)

Extraordinary item-
 share of gain on
 extinguishment of debt    -           -           -           -     $ 2,170

Net loss            $ (2,245)    $  (324)   $   (845)    $(1,225)   $   (101)

Per Limited Partnership Unit:
 Loss before
  extraordinary item $ (66.54)   $  (9.60)   $ (25.05)    $(36.30)    $(67.30)
   Extraordinary gain        -           -           -           -  $   64.32

 Net loss            $ (66.54)   $  (9.60)   $ (25.05)    $(36.30)   $  (2.98)

 Cash distributions:
        Operations  $    8.68          -          -            -           -
        Sales proceeds     -           -          -      $  45.00          -

Total assets       $   4,180    $  6,671   $   7,021    $  7,864     $11,316

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership offered limited partnership interests to the public from October 1983 to October 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $33,410,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $26,690,000 was initially invested in three joint ventures which owned four operating investment properties. To date the Partnership has made additional advances of approximately $1.7 million to the three joint ventures, including approximately $7,000 in the current year. The sale of one of the original investment properties in September of 1986 resulted in the return of $13,364,000 to the Limited Partners in November of 1986 and the return of approximately $1,503,000 to the Limited Partners during fiscal 1992 as a result of the maturity of a note received at the time of the sale. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments in accordance with the respective joint venture agreements. The Partnership's primary objective has been to achieve long-term capital appreciation of the operating investment properties through property upgrades and subsequent rental
income increases.    As previously reported, in December 1993 the Managing
General Partner
completed the refinancing of the entire Portland Center debt obligation with a new loan issued in conjunction with an insured loan program of the Department of Housing and Urban Development (HUD). As part of the HUD insured loan program, the Portland Center joint venture was required to establish escrow accounts for replacement reserves and other required repairs. During calendar 1994, the joint venture capitalized approximately $1.9 million of improvements in conjunction with a major renovation program which includes upgrades to the common areas and many individual units. The majority of these costs were reimbursed, or were due to be reimbursed, from the HUD-controlled escrow accounts. The property's individual apartment units are being upgraded on a turnover basis. As part of an effort to accelerate the pace of the unit upgrades, management recently implemented a program of rental rate increases aimed at increasing tenant turnover. The result, as expected, has been a temporary decline in occupancy, to 89% for the quarter ended March 31, 1995. Management expects to be able to lease the renovated units quickly at substantial rate increases. The acceleration of turnover work could result in temporary declines in net cash flow in future quarters as units remain vacant for short periods of time to accommodate the upgrading process. Approximately 25% of the property's total units have been upgraded and rental rate increases averaging 14% have been achieved on these units. The capital improvement program will continue throughout calendar year 1995. The joint venture anticipates spending approximately $594,000 during calendar 1995 on capital improvements, of which approximately $246,000 is expected to be reimbursed from HUD replacement reserves. The remainder will be funded from operating cash flow of the Portland Center property. During fiscal 1995, management learned that the City of Portland is currently proposing the development of a light rail system that may result in a rail line extension along the street in front of the Portland Center Apartments. As a result, the Partnership, through the on-site management team, is attempting to organize a coalition of interested property owners to secure a line extension decision and to suggest design alternatives that would have the most beneficial impact to Portland Center and the surrounding area.

     The current operations of the Partnership's three remaining investment properties reflect the generally improving conditions in the real estate markets for multi-family residential properties across the country. For the most part, lack of significant new construction activity has allowed the oversupply which existed in many markets, as a result of the overbuilding of the 1980s, to be absorbed. The results of such absorption, combined with the effects of a recovering national economy, have been a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values in most markets. Management expects to see continued improvement in the multi-family sector of the real estate market in the near-term. The implementation of the capital improvements at Portland Center is expected to support management's ability to increase rents and add value to the property. Accordingly, management will likely not consider the sale of the Portland Center property in the near term, at least until the capital improvement program is substantially completed and the effects of the improvements are fully reflected in the asking rents for the apartment units. Conversely, management believes that it may be an opportune time to consider the sale of the Walker House Apartments. The strong performance of the Walker House investment property as well as the current demand for apartments by institutional and local buyers may provide a sales price which would maximize the investment returns to the Limited Partners. Accordingly, management has begun to actively market the property for sale and expects to receive offers to purchase the property in the second quarter of fiscal 1996. There can be no assurances that any such offers will be at a price that management will consider acceptable or that a sale transaction will be consummated during fiscal 1996. Through the end of calendar 1995, the joint venture plans to spend approximately $84,000 on certain deferred maintenance
items to prepare the property for a possible sale.     Management is in the
preliminary stage of reviewing refinancing options for the mortgage loan secured by the Hudson Apartments, which matures in November of 1995. The principal balance of the outstanding note is $2,660,000 which will be due and payable at maturity. The current loan to value ratio on the outstanding mortgage is approximately 65%. In addition, property operations have been strong throughout fiscal 1995, as evidenced by the average occupancy rate of 99%. Accordingly, management does not foresee any problems finding replacement financing for this mortgage loan. The interest rate on the current note is 10%, and management anticipates refinancing at a lower interest rate. However, the current loan requires interest-only payments, whereas any new loan is likely to require monthly principal amortization. Nonetheless, the venture should realize some net debt service savings based on current market interest rates which would improve the property's excess cash flow available for distribution to the Partnership. The Partnership's co-venture partner has approached the Partnership about the possibility of purchasing the Partnership's interest in the Hudson Apartments in conjunction with the expected refinancing transaction. Subsequent to year end, the co-venture partner offered to buy the Partnership's interest for $350,000. While such proceeds would be substantially less than the amount of the Partnership's original investment, of $2.6 million, management believes that the offer is reflective of the current fair market value of the Partnership's interest. In the mid-to-late 1980s, the Hudson joint venture was unable to generate sufficient cash flows to meet its contractual debt service requirements. As a result, the venture entered into several debt modifications aimed at alleviating the need for the Partnership to fund cash flow deficits.
In October 1990, in order to take advantage of a discounted debt pay-off offer from the existing mortgage lender and to avoid possibly losing the property through foreclosure proceedings, the venture admitted a new partner who contributed the $600,000 necessary to complete the proposed refinancing transaction. Although this recapitalization saved the property from likely foreclosure, it resulted in a 50% dilution of the Partnership's interest and created a 15% preferred return on the new partner's $600,000 investment. Based on current market factors, management does not foresee significant appreciation in the value of the Partnership's interest on the Hudson joint venture in the near term. Furthermore, since the new mortgage financing is expected to have a five-year prohibition on prepayment, and thereafter any sale of the property would require the consent of the co-venturer, management believes that it may be an opportune time to sell the Partnership's investment. Accordingly, the Partnership has agreed to accept the co-venturer's offer. This transaction remains contingent upon the proposed lender advancing sufficient funds to the co-venture partner for the purpose of purchasing the Partnership's interest. Therefore, there are no assurances that this transaction will be consummated. The sales of the Walker House Apartments and the Partnership's interest in the Hudson joint venture, if completed, could position the Partnership for a possible liquidation within the next 2 to 3 years. However, there are no assurances that the Partnership will be able to successfully dispose of its remaining investments under favorable conditions within this time frame. Management's hold/sell decisions will be based on an assessment of the impact on the overall returns to the Limited Partners.

     The Partnership received distributions from the Walker House and Portland Center joint ventures totaling approximately $445,000 and $586,000, respectively, during fiscal 1995. The cash distributions from Portland Center during the year included the release of certain excess reserve funds associated with the refinancing transaction discussed further above. Occupancy and cash flow at the Walker House apartment complex have remained strong during the past fiscal year. The property averaged 98% occupancy for fiscal 1995.
Distributions from the Walker House joint venture, which continue to represent the Partnership's primary source of liquidity on a consistent basis, have increased from their level of a year ago as a result of increased rental revenues due to improving market conditions which have allowed management to continue to implement gradual rental rate increases. Rental revenues increased slightly at the Hudson Apartments in the current fiscal year as well.Throughout most of fiscal 1995, cash flow from the Hudson joint venture continued to be applied 100% against the priority return to the co-venture partner. The Partnership did receive a minimal distribution of excess cash flow for the fourth quarter of the current year and would expect to receive distributions of between $20,000 and $30,000 for fiscal 1996 if the sale transaction described above is not completed. Consistent cash flow from operations is expected to be generated by the Portland Center joint venture beginning in fiscal 1996 as the capital improvement program nears completion. Because of the continued improvement in cash flow at all three properties, and the expectation that it will continue in the future, the Partnership instituted the payment of quarterly cash distributions during fiscal 1995. The first payment was made on November 15, 1994 for the quarter ended September 30, 1994. The initial payment to the Limited Partners was based upon a 3% annual return on a remaining capital account of $555 per original $1,000 Unit. The annualized distribution rate was increased to 3.25% for the quarter ended December 31, 1994 and to 3.5% for the quarter ended March 31, 1995. The distribution rate is expected to increase to 4% by the second quarter of fiscal 1996.

     At March 31, 1995, the Partnership had available cash and cash equivalents of approximately $1,053,000. Such cash and cash equivalents, along with the expected operating cash flow from the Walker House Apartments and Portland Center property, will be utilized for the working capital needs of the Partnership and for distribution to the partners. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the investment properties.

RESULTS OF OPERATIONS
1995 Compared to 1994    The Partnership reported a net loss of $2,245,000 for
the year ended March
31, 1995, compared to a net loss of $324,000 for fiscal 1994. The increase in net loss is primarily the result of a write-down of $2,019,000 which the Partnership recorded in fiscal 1995 to adjust the carrying value of the Hudson investment to $350,000 based on the proposed sale of the Partnership's interest, as discussed further above. An increase of $50,000 in the Partnership's operating loss also contributed to the increase in net loss for fiscal 1995. Operating loss increased due to increases in management fees and general and administrative expenses. The Partnership incurred management fees in the amount of $29,000 for fiscal 1995. As a result of the commencement of regular quarterly distributions of operating cash flow, the Adviser is entitled to asset management fees in an amount equal to approximately 10% of the distributable cash of the Partnership. An increase of approximately $34,000 in interest income on Partnership cash reserves offset the increase in management fees. The increase in interest income can be attributed to higher average cash balances and slightly higher interest rates during the current year. General and administrative expenses increased by $47,000 in fiscal 1995, mainly due to higher professional fees related to the completion of an independent valuation of the Partnership's operating properties which began in late fiscal 1994.

    A significant decline in the Partnership's share of ventures' losses, from $309,000 in fiscal 1994 to $161,000 in fiscal 1995, partially offset the Hudson write-down and the increase in the Partnership's operating loss. Operating results at Portland Center showed the most improvement among the joint ventures, with a $390,000 increase in revenues over the prior year. As discussed further above, such increases in rental income are attributable to rental rate increases implemented at the property in conjunction with the ongoing renovation program. Occupancy at Portland Center actually declined during the fourth quarter of fiscal 1995 to 89% as management implemented a program to accelerate tenant turnover in order to complete the renovation program more quickly. Revenues were up slightly at the Walker House and Hudson Apartments as well during fiscal 1995. Both properties maintained occupancy levels in the high 90's throughout the current year while implementing small rental rate increases. The favorable changes in revenues were offset, in part, by an increase in mortgage interest expense at Portland Center of $286,000 as a result of the increase in the mortgage loan balance as a result of the December 1993 refinancing. Despite a significant reduction in the interest rate on the Portland Center loan, interest and related charges exceed their prior level due to the higher principal balance and the payment of mortgage insurance premiums required under the new HUD financing agreement. Property operating expenses at Portland Center also increased mainly due to the capital improvement program currently in progress, which includes significant repairs and maintenance expenses.

1994 Compared to 1993

    The Partnership's net loss decreased by approximately $521,000 in fiscal 1994, when compared to fiscal 1993, mainly due to a decrease in the Partnerships share of ventures' losses. The Partnership's share of ventures' losses decreased significantly from the prior year mainly as a result of improved operations at the Portland Center joint venture. During fiscal 1994, management of the joint venture was able to increase rental rates at Portland Center while maintaining a high occupancy level. The result was an increase in rental revenues of approximately $163,000. In addition, the joint venture experienced a substantial decrease in interest expense during fiscal 1994 as a result of certain loan extension fees paid in the prior year and the full amortization of a debt discount on the venture's original mortgage loan which occurred in early fiscal 1994. Also, real estate tax expense for the Portland Center property declined in fiscal 1994. The venture's real estate tax expense was lower by approximately $182,000 as a result of the full 12-month effect of an abatement
received during the latter part of fiscal 1993.     The favorable change in the
 Partnership's share of ventures' losses was partially offset by an increase in Partnership general and administrative expenses of approximately $36,000. General and administrative expenses increased mainly due to certain costs incurred in connection with an independent valuation of the Partnership's operating properties which was commissioned in support of management's ongoing portfolio management responsibilities.

1993 Compared to 1992

     The Partnership's net loss decreased by approximately $380,000 in fiscal 1993, when compared to fiscal 1992, mainly due to a decrease in the Partnership's share of ventures' losses. The decrease in the Partnership's share of ventures' losses can be partly attributed to an increase in revenues resulting mainly from an increase in the occupancy level at the Portland Center property. Portland Center rental revenues increased by approximately $229,000, or 5%, over the prior year. The improvement in occupancy was due to the success of aggressive leasing efforts employed during fiscal 1993. Also, real estate tax expense of the Portland Center joint venture declined in fiscal 1993. The venture's real estate tax expense was lower by approximately $112,000 as a result of a reduction in fiscal 1993 taxes and a refund of $63,000 received in fiscal 1993. In addition, slight increases in rental revenues at both the Walker House Apartments and the Hudson Apartments contributed to the decrease in ventures' losses. These favorable changes in joint venture net operating results were partially offset by an increase in combined depreciation expense related to certain prior year fixed asset additions.

     The Partnership's operating income increased by approximately $3,000 in fiscal 1993, despite a significant decline in interest income. Interest income on the Partnership's cash reserves declined by approximately $24,000 in fiscal 1993 due to a decrease in the average outstanding balance of cash and cash equivalents held by the Partnership and a decline in the general level of interest rates earned on invested cash reserves. In fiscal 1992 the average cash balance included the receipt of approximately $2.4 million from the maturity of a note receivable related to the 1986 sale of The Hamlet Apartments. The proceeds from the note were held temporarily by the Partnership pending distribution to the Limited Partners. The decline in interest income was offset by a decrease in general and administrative expenses and management fees. General and administrative expenses were approximately $13,000 lower in fiscal 1993 primarily due to a reduction in legal and other professional fees. There were no management fees recorded during fiscal 1993 because the Partnership reached a limitation on the cumulative amount of management fees that can be earned by the Advisor under the terms of the original Prospectus during fiscal 1992. Future management fees will only be earned if the Partnership generates distributable cash, as defined.

Inflation

     The Partnership completed its eleventh full year of operations in fiscal 1995. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

     Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Tenants at the Partnership's apartment complexes have short-term leases, generally of six months to one year in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned-over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

     The Managing General Partner of the Partnership is Second PW Growth Properties, Inc. a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

     (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                      Date
                                                                      elected
  Name                        Office                       Age       to Office

Lawrence A. Cohen       President and
                        Chief Executive Officer             41       5/15/91
Albert Pratt            Director                            84       6/1/83 *
J. Richard Sipes        Director                            48       6/9/94
Walter V. Arnold        Senior Vice President and
                         Chief Financial Officer            47       10/29/85
James A. Snyder         Senior Vice President               49       7/6/92
John B. Watts III       Senior Vice President               42       6/6/88
David F. Brooks         First Vice President and
                        Assistant Treasurer                 52       6/1/83 *
Timothy J. Medlock      Vice President and Treasurer        33       6/1/88
Thomas W. Boland        Vice President                      32       12/1/91

*  The date of incorporation of the Managing General Partner

     (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

     (d) There is no family relationship among any of the foregoing directors or executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and officers have been elected to serve until the annual meeting of the Managing General Partner.

     (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:


     Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

     Albert Pratt is a Director of the Managing General Partner and a Consultant of PWI. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

     Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. He began his career in 1974 with Arthur Young & Company in Houston. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

     James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional
Management Inc., a real estate development company.     John B. Watts III is a
Senior Vice President of the Managing General
Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

     David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

     Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

     Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an
M.B.A. from Boston University.     (f)  None of the directors and officers were
 involved in legal proceedings
which are material to an evaluation of his or her ability or integrity as a director or officer.

     (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

     The directors and officers of the Partnership's Managing General Partner receive no current or proposed renumeration from the Partnership.

     The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

     The Partnership began paying cash distributions to the Unitholders on a quarterly basis at a rate of 3% per annum on the remaining invested capital effective for the second quarter of fiscal 1995. The annual rate was increased to 3.25% for the third quarter and 3.5% for the quarter ended March 31, 1995. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, Second PW Growth Properties, Inc., is owned by PaineWebber. Properties Associates, the Associate General Partner, is a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates is also the Initial Limited Partner of the Partnership and owns one Unit of Limited Partnership Interest. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

     (b) Neither the officers and directors of the Managing General Partner nor the general partners of the Associate General Partner, individually, own any Units of limited partnership interest of the Partnership. No officer or director of the Managing General Partner, nor any general partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

     The General Partners of the Partnership are Second PW Growth Properties, Inc. (the `Managing General Partner), a wholly-owned subsidiary of PaineWebber Group Inc. (PaineWebber'') and Properties Associates (the 'Associate General
 Partner'), a Massachusetts general partnership, certain general partners of which are also officers of PaineWebber Properties Incor-porated (the `Adviser'') and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated (`PWI''), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. In addition, the General Partners and their affiliates are reimbursed for their direct expenses relating to the offering of units, the administration of the Partnership and the operations of the Partnership's real property investments.

     All distributable cash, as defined, for each fiscal year will be distrib-uted quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

     Pursuant to the terms of the Partnership Agreement, taxable income and tax losses of the Partnership from both current operations and capital transactions generally will be allocated 99% to the Limited Partners and 1% to the General Partners, except that the General Partners shall be allocated an amount of taxable income from a capital transaction at least sufficient to eliminate their deficit capital account balance. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.
     Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee of up to 1% of the gross offering proceeds outstanding. However, during the quarter ended June 30, 1991 the Partnership reached a limitation on the cumulative amount of management fees that can be earned by the Adviser under the terms of the original Prospectus. Future management fees will only be earned if the Partnership generates Distributable Cash, as defined. Therefore, the accrual of management fee expense was suspended upon reaching this limitation. During fiscal 1995 the Partnership instituted the payment of quarterly distributions and, as a result, the Adviser was paid $29,000 in management fees per the advisory contract.

     An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1995 is $71,719 representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. (`Mitchell Hutchins'') for the managing of cash assets.
Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,372 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended March 31, 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (a)  The following documents are filed as part of this report:

          (1) and (2)    Financial Statements and Schedules:

               The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

          (3)  Exhibits:

               The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Exhibits

               See (a) (3) above.

     (d)  Financial Statement Schedules

               The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.
























                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              PAINE WEBBER GROWTH PROPERTIES TWO LP


                              By:  Second PW Growth Properties, Inc.
                                 Managing General Partner



                              By: /s/ Lawrence A. Cohen
                                Lawrence A. Cohen
                                President and
                                Chief Executive Officer


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer


                              By: /s/ Thomas W. Boland
                                Thomas W. Boland
                                Vice President


Dated:  June 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.




By:/s/ Albert Pratt            Date: June 28, 1995
  Albert Pratt
  Director




By:  /s/ J. Richard Sipes          Date: June 28, 1995
  J. Richard Sipes
  Director







                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

                     PAINE WEBBER GROWTH PROPERTIES TWO LP

                               INDEX TO EXHIBITS
                                                    Page Number in the Report
Exhibit No.    Description of Document              Or Other Reference

(3) and (4)    Prospectus of the Partnership        Filed with the Commission
               dated October 6, 1983, as            pursuant to Rule 424(c) and
               supplemented, with particular        incorporated herein by
               reference to the Amended and         reference.
               Restated Certificate and
               Agreement of Limited Partnership


(10)           Material contracts previously        Filed with the Commission p
               filed as exhibits to registration    to Section 13 or 15(d) of
               statements and amendments thereto    Securities Act of 1934 and
               of the registrant together with      incorporated herein by
               all such contracts filed as          reference.
               exhibits of previously filed
               Forms 8-K and Forms 10-K are
               hereby incorporated herein by
               reference.

(13)           Annual Report to Limited Partners     No Annual Report for
                                                     fiscal year 1995 has been
                                                     sent to the Limited
                                                     Partners.  An Annual
                                                     Report will be
                                                     sent to the Limited
                                                     Partners
                                                     subsequent to this filing.


(22)           List of subsidiaries                  Included in Item I of Part
                                                     1 of  this Report Page I-
                                                     1, to which reference is
                                                     hereby made.

                          ANNUAL REPORT ON FORM 10-K

                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                     PAINE WEBBER GROWTH PROPERTIES TWO LP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                          Reference

PAINE WEBBER GROWTH PROPERTIES TWO LP:

  Reports of independent auditors                          F-2

  Balance sheets as of March 31, 1995 and 1994             F-4

  Statements of operations for the years ended
  March 31, 1995, 1994 and 1993                            F-5

  Statements of changes in partners' capital (deficit)
  for the years ended March 31, 1995, 1994 and 1993        F-6

  Statements of cash flows for the years ended
  March 31, 1995, 1994 and 1993                            F-7

  Notes to financial statements                            F-8

COMBINED JOINT VENTURES OF PAINE WEBBER GROWTH PROPERTIES TWO LP:

  Reports of independent auditors                         F-16
  Combined balance sheets as of December 31, 1994
    and 1993                                              F-18

  Combined statements of operations and changes in
    venturers' capital for the years ended
    December 31, 1994, 1993 and 1992                      F-19

  Combined statements of cash flows for the years
    ended December 31, 1994, 1993 and 1992                F-20

  Notes to combined financial statements                  F-21

  Schedule III-Real Estate and Accumulated Depreciation   F-26


  Other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.


                         REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties Two LP:

     We have audited the accompanying balance sheets of PaineWebber Growth Properties Two LP as of March 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Montgomery Village HWH Associates, which statements reflect 24% and 27% of the Partnership's total assets as of March 31, 1995 and 1994, respectively, and 27%, 14% and 10% of the Partnership's share of ventures' losses for the years ended March 31, 1995, 1994 and 1993, respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Montgomery Village HWH Associates, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     Note 4 to the financial statements discusses the status of the debt secured by the Hudson Apartments, in which the Partnership has a joint venture interest.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Growth Properties Two LP at March 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.







                              /s/ERNST & YOUNG LLP







Boston, Massachusetts
June 23, 1995


                           Reznick Fedder & Silverman
                          Certified Public Accountants
                      217 East Redwood Street, Suite 1900
                              Baltimore, MD  21202



                          INDEPENDENT AUDITORS' REPORT

The Partners
Montgomery Village HWH Associates:

    We have audited the accompanying balance sheets of Montgomery Village HWH Associates as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Village HWH Associates as of December 31, 1994 and 1993 and the results of its operations, the changes in partners' equity and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                       s/s Reznick Fedder & Silverman
                           Reznick Fedder & Silverman


Baltimore, Maryland
January 5, 1995





                     PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS

                            March 31, 1995 and 1994
                    (In Thousands, except for per Unit Data)

                                     ASSETS
                                                      1995           1994

Investments in joint ventures, at equity          $    2,777       $   6,157
Investment held for sale                                 350               -
Cash and cash equivalents                              1,053             514
                                                  $    4,180       $   6,671


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses           $         55    $          8
       Total liabilities                                  55               8

Partners' capital:
 General Partners:
   Capital contributions                                   1               1
   Cumulative net losses                                (112)            (89)
   Cash distributions                                     (3)              -

 Limited Partners ($1,000 per Unit,
    33,410 Units outstanding):
   Capital contributions, net of offering costs       29,778          29,778
   Cumulative net losses                             (10,382)         (8,159)
   Cumulative cash distributions                     (15,157)        (14,868)
         Total partners' capital                       4,125           6,663
                                                 $     4,180       $   6,671











                            See accompanying notes.


                     PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF OPERATIONS

               For the years ended March 31, 1995, 1994 and 1993
                    (In Thousands, except for per Unit Data)

                                     1995       1994      1993

REVENUES:
  Interest income               $      50  $     16   $    17
  Reimbursements from affiliate       177       185       185
                                      227       201       202

EXPENSES:
  Management fees                      29         -         -
  General and administrative          263       216       180
                                      292       216       180

Operating income (loss)               (65)      (15)       22

Partnership's share of
 ventures' losses                    (161)     (309)     (867)

Loss on write-down of
 investment to fair value          (2,019)        -         -

NET LOSS                          $(2,245) $   (324)  $  (845)

Per Limited Partnership Unit:

  Net loss                         $(66.54)  $ (9.60)   $(25.05)

  Cash distributions              $   8.68  $      -  $       -


The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each year.









                            See accompanying notes.


                     PAINE WEBBER GROWTH PROPERTIES TWO LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended March 31, 1995, 1994 and 1993
                                 (In Thousands)
                                           General    Limited
                                           Partners   Partners      Total

Balance at March 31, 1992               $  (77)      $ 7,909      $ 7,832

Net loss                                    (8)         (837)        (845)

BALANCE AT MARCH 31, 1993                  (85)        7,072        6,987

Net loss                                    (3)         (321)        (324)

BALANCE AT MARCH 31, 1994                  (88)        6,751        6,663

Cash distributions                          (3)         (290)        (293)

Net loss                                   (22)       (2,223)      (2,245)

BALANCE AT MARCH 31, 1995             $   (113)    $   4,238     $  4,125




















                            See accompanying notes.


                     PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                1995        1994      1993

Cash flows from operating activities:
   Net loss                                 $ (2,245)   $   (324)  $   (845)
   Adjustments to reconcile net loss
     to net cash used
    for operating activities:
      Reimbursements from affiliate             (177)       (185)      (185)
      Partnership's share of ventures' losses    161         309        867
      Loss on write-down of investment to
     fair value                                2,019           -          -
      Changes in assets and liabilities:
       Accounts payable - affiliates               -         (10)         -
       Accounts payable and accrued
        expenses                                  47         (17)         3
            Total adjustments                  2,050          97        685
            Net cash used for operating
            activities                          (195)       (227)      (160)

Cash flows from investing activities:
   Distributions from joint ventures           1,034         347        274
   Additional investments in joint ventures        (7)      (117)      (225)
            Net cash provided by investing
            activities                         1,027         230         49

Cash flows from financing activities:
   Distributions to partners                    (293)           -         -

Net increase (decrease) in cash and
 cash equivalents                                539           3       (111)
 Cash and cash equivalents, beginning of
        year                                     514         511        622

Cash and cash equivalents, end of year     $   1,053  $      514  $     511

















                            See accompanying notes.

1.General

     Paine Webber Growth Properties Two LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in June 1983 for the purpose of investing in a portfolio of rental apartment and commercial properties which have potential for near-term capital appreciation. The Partnership authorized the issuance of Units (at $1,000 per Unit) of which 33,410, representing capital contributions of $33,410,000, were subscribed and issued between October 1983 and October 1984.

2.Summary of Significant Accounting Policies

     The accompanying financial statements include the Partnership's investments in three joint venture partnerships which own operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. All of the joint venture partnerships are required to maintain their accounting records on a calendar basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the income or loss from the joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 4 for a description of the joint venture partnerships.

     The Partnership has reviewed FAS No. 121 `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of 'which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

     For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

     No provision for income taxes is made in the accompanying financial statements as the liability for such taxes is that of the partners rather than the Partnership.

3.The Partnership Agreement and Related Party Transactions

     The General Partners of the Partnership are Second PW Growth Properties, Inc. (the `Managing General Partner''), a wholly-owned subsidiary of
PaineWebber Group Inc. (`PaineWebber'') and Properties Associates (the `Associate General Partner''), a Massachusetts general partnership, certain general partners of which are also officers of PaineWebber Properties Incor-porated (the `Adviser'') and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated (`PWI''), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. In addition, the General Partners and their affiliates are reimbursed for their direct expenses relating to the offering of units, the administration of the Partnership and the operations of the Partnership's real property investments.

     All distributable cash, as defined, for each fiscal year will be distrib-uted quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

     Pursuant to the terms of the Partnership Agreement, taxable income and tax losses of the Partnership from both current operations and capital transactions generally will be allocated 99% to the Limited Partners and 1% to the General Partners, except that the General Partners shall be allocated an amount of taxable income from a capital transaction at least sufficient to eliminate their deficit capital account balance. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee of up to 1% of the gross offering proceeds outstanding. However, during the quarter ended June 30, 1991 the Partnership reached a limitation on the cumulative amount of management fees that can be earned by the Adviser under the terms of the original Prospectus. Future management fees are limited further to 10% of the Distributable Cash, as defined, of the Partnership. Therefore, the accrual
of management fee expense was suspended upon reaching this limitation.   For the

year ended March 31, 1995, the Adviser earned $29,000 in management fees as a direct result of the commencement of regular quarterly distributions effective for the second quarter of fiscal 1995.

     In connection with investing Partnership capital, the Adviser earned acquisition fees of up to 9% of the gross proceeds of the offering. A portion of these acquisition fees ($718,000) were deferred at the time the joint venture interests were acquired and were payable from distributable net cash flow, as
defined, generated by the operating investment properties.   As of March 31,
1992, all deferred acquisition fees had been paid in full.

     In connection with the sale of the properties, the Adviser may receive real estate brokerage commissions in an amount of up to 2% of the selling prices of properties sold upon the disposition of Partnership investments. Payments of such amounts is subordinated to the payment of certain amounts to the Limited Partners. To date the Adviser has not received any real estate brokerage commissions.

     Included in general and administrative expenses for the years ended March 31, 1995, 1994 and 1993 are $71,719, $66,639 and $79,698, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. (`Mitchell Hutchins'') for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,372, $1,459, and $3,115 (included in general and administrative expenses) for managing the Partnership's cash assets during the years ended March 31, 1995, 1994 and 1993, respectively.

4.Investments in Joint Venture Partnerships

     The Partnership has investments in three joint ventures. These joint ventures are accounted for on the equity method in the Partnership's financial statements. For income tax reporting purposes, these joint ventures are required to maintain their accounting records on a calendar year basis. As a result, the joint ventures are accounted for based on financial information which is three months in arrears to that of the Partnership.


  Condensed combined financial statements of these joint ventures, for the periods indicated, are as follows:

                       CONDENSED COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (in thousands)

                                     Assets

                                                            1994        1993

   Current assets                                      $   4,892   $   6,224
   Operating investment property, net                     31,147      30,755
   Other assets                                              842         945
                                                       $  36,881    $ 37,924

                       Liabilities and Partners' Capital

   Current liabilities                                $    3,734  $    1,018
   Other liabilities                                       2,096       2,158
   Long-term mortgage debt, less current portion          27,656      30,524

   Partnership's share of combined capital                 3,870       4,504
   Co-venturers' share of combined capital (deficit)       (475)       (280)
                                                      $   36,881  $   37,924


                   Reconciliation of Partnership's Investment
                            March 31, 1995 and 1994
                                 (in thousands)

                                                            1995        1994

   Partnership's share of capital at December 31,
      as shown above                                $      3,870 $     4,504
   Less:  Partnership's share of capital from investment
      held for sale (1)                                   (2,204)          -
   Partnership's share of ventures' current
      liabilities and long-term debt                           -         279
   Reimbursement of management fees and expenses
      receivable from joint venture (2)                    1,415       1,521
   Timing difference due to contributions (distributions)
      made subsequent to December 31 (see Note 2)           (304)       (147)
   Investments in joint ventures, at equity at March 31$    2,777 $    6,157


(1) As of March 31, 1995, the Partnership's investment in Hudson Partners is recorded as held for sale and is separately classified on the accompanying 1995 balance sheet at its estimated fair value (see discussion below).

(2) In accordance with the Portland Center joint venture agreement, the Partnership recorded reimbursement revenues for the years ended March 31, 1995, 1994 and 1993 of $177,365, $185,200 and $184,952, respectively, for the reimbursement of certain Partnership expenses. The Portland Center joint venture records a comparable reimbursement expense in its statement of operations which is reflected in the Partnership's share of ventures' losses. Accordingly, the accounting for these reimbursements has no material effect on the Partnership's net capital or its results of operations. The reimbursements due the Partnership are payable only out of net cash flow of the operating property and are cumulative to the extent not paid. A cumulative total of $1,414,898 and $1,520,513 remained unpaid as of March 31, 1995 and 1994, respectively, which is recorded in the joint venture investment balance on the accompanying balance sheet.


                    CONDENSED COMBINED SUMMARY OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                             1994        1993        1992


   Rental revenues and expense recoveries$   7,757    $ 7,341      $ 7,115
   Interest and other income                  233         194          164
                                            7,990       7,535        7,279

   Property operating expenses              3,874       3,767        3,826
   Interest expense                         2,684       2,400        2,726
   Depreciation and amortization             1,621      1,719        1,673
                                            8,179       7,886        8,225
   Net loss                            $     (189)  $    (351)    $   (946)

   Net loss:
    Partnership's share of
     combined net loss                 $     (161)  $    (309)   $    (867)
    Co-venturers' share of
     combined net loss                        (28)        (42)         (79)
                                       $     (189)  $    (351)   $    (946)


     Investments in joint ventures, at equity is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the ventures. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

     Investments in joint ventures, at equity on the balance sheet at March 31, is comprised of the following investment carrying values (in thousands):

                                                    1995           1994

   Montgomery Village HWH Associates            $   1,483       $   1,822
   Oregon Portland Associates                       1,294           1,944
   Hudson Partners                                      - (1)       2,391
                                                 $  2,777       $   6,157



(1) As noted above, the Partnership's investment in Hudson Partners is held for sale as of March 31, 1995 (see discussion below).

  The cash distributions received from the Partnership's joint venture investments during fiscal 1995, 1994 and 1993 are as follows (in thousands):

                                                1995       1994         1993

   Montgomery Village HWH Associates        $    445     $   347     $   274
   Oregon Portland Associates                    586           -           -
   Hudson Partners                                 3           -           -
                                             $ 1,034     $   347     $   274



     A description of the ventures' properties and the terms of the joint venture agreements are summarized below:

(a)  Montgomery Village HWH Associates

     On December 29, 1983 the Partnership acquired an interest in Montgomery Village HWH Associates, a Maryland general partnership organized to purchase and operate The Hamlet and Walker House, two apartment complexes located in Montgomery Village, Maryland with a total of 1,060 units. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of General American Real Estate and Development, Inc. The properties were purchased on March 9, 1984.

     The aggregate cash investment by the Partnership for its interest was approximately $12,982,000 (including an acquisition fee of $1,100,000 paid to the Adviser and fees aggregating $150,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $350,000 were deferred at the time of purchase and were paid to the Adviser from distributable net cash flow and net sale proceeds of the joint venture. The apartment complexes were acquired subject to nonrecourse mortgages totalling approximately $24,639,000 at the time of closing.

     On September 30, 1986, The Hamlet Apartments was sold. The sales price was $38,000,000, with $36,000,000 paid in cash and the remainder paid in the form of a second mortgage note of $2,000,000. The Partnership received a distribution of $12,973,283 and was allocated a gain of $9,320,750 from the sale in 1986.
The note bore interest at 9% with principal and interest payable on September

30, 1991. The joint venture received $500,000 during calendar 1988 as partial prepayment of the note and, on August 23, 1988, the partners entered into an agreement for the distribution of this amount. The co-venturer received $427,000 of the $500,000 consisting of $100,000 for deferred consulting fees, $177,000 as compensation owed for negotiating the sale of The Hamlet, and $150,000 for capital proceeds distributions deferred at the time of the sale. The remaining $73,000 was paid to the Adviser as deferred acquisition fees. The joint venture received $2,357,295 from the maturity of the note and interest receivable related to the sale of The Hamlet in September of 1991. The Partnership received the entire amount of the proceeds. The proceeds from the note were used to make a special distribution of approximately $1.5 million to the Limited Partners and to pay previously deferred management fees owed to the Adviser totalling approximately $731,000. The remainder of the $2.4 million was added to the Partnership's cash reserves. The net proceeds arising from the sale of The Hamlet were not distributed in accordance with the joint venture agreement as outlined below, however the partners agreed to the order of the distribution. Distributions of the remaining amounts to be received from the future sale of the Walker House will be allocated so that in total, cumulative sale or refinancing proceeds will have been allocated in accordance with the joint venture agreement. On November 29, 1989 the joint venture refinanced the mortgage debt secured by the Walker House Apartments, replacing its original $4 million, 9.75% loan with a $5.1 million, 9.5% nonrecourse loan due in December of 1996.

     The joint venture agreement provides that distributable net cash flow, to the extent that it exceeds minimums, as defined, will be allocated 99% to the Partnership and 1% to the co-venturer, as a distribution to the partners.

     Taxable income and tax loss from operations in each year are allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     Upon sale or refinancing, the Partnership is entitled to an amount equal to its investment in the properties plus a 7% simple, cumulative return per annum on its investment as a first priority, after payment of mortgage debt and any deferred fees then payable. Next, any accrued subordinated management fees are to be paid. Proceeds are then to be applied to the payment of accrued interest and then principal on any outstanding operating notes. The co-venturer is then to receive an amount equal to its remaining investment. Remaining proceeds are to be split between the Partnership and the co-venturer in varying proportions in accordance with the joint venture agreement.

     Taxable income and tax loss resulting from a sale of the properties is to be allocated between the Partnership and the co-venturer generally as sales proceeds are distributed.

     In the event the joint venture requires additional funds, such funds will be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowings in accordance with the terms of the joint venture agreement.

(b)  Oregon Portland Associates

     On October 28, 1983, the Partnership acquired an interest in Oregon Portland Associates, a newly formed Oregon general partnership organized to purchase and operate Portland Center, a residential apartment and office complex located in Portland, Oregon with a total of 525 apartment units and 28,328 square feet of office space. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of Golub & Company. The property was purchased on April 26, 1984.

     The aggregate cash investment by the Partnership for its interest was approximately $11,097,000 (including acquisition fees of $800,000 paid to the Adviser and $280,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $280,000 were deferred at the time of purchase and were paid to the Adviser out of net cash flow of the joint venture. The apartment complex was acquired subject to nonrecourse mortgage balances
totalling approximately $18,493,000 at the time of the closing.   During fiscal
1994, the joint venture refinanced its outstanding debt obligation with a new nonrecourse loan in the amount of approximately $23 million issued in conjunction with an insured loan program of the Department of Housing and Urban Development (HUD). The loan, which is fully assumable, has a 35-year maturity and bears interest at a fixed rate of 7.125% per annum. As part of the HUD insured loan program, the joint venture was required to establish escrow accounts for replacement reserves and other required repairs. The balance of these restricted escrow deposits totalled approximately $3.3 million and $4 million as of December 31, 1994 and 1993, respectively. The excess loan proceeds, after repayment of the outstanding indebtedness, were used to pay transaction costs and to fund the required escrow accounts.

     Pursuant to the agreement, the Partnership is to be reimbursed each year by the joint venture for the joint venture's share of the management fee and expenses (a "deferred fee") allocable to or incurred by the Partnership in connection with the management of the property. These fees are payable only out of net cash flow, as defined, and are cumulative to the extent not paid.


     The joint venture agreement provides that net cash flow, as defined, will be allocated first to the payment of any deferred fees then payable, then to the payment of interest and principal on any loans made by the partners to the joint venture, and any remaining amounts 99% to the Partnership and 1% to the co-venturer as a distribution to the partners. Such distributions are subject to the terms of the first mortgage and a regulatory agreement.

     Net proceeds (after repayment of third-party indebtedness and the establishment of any necessary reserves) from a sale or refinancing will be distributed first to the payment of all deferred fees then payable, then to the payment of principal and interest on certain loans made by the partners to the joint venture. The Partnership will then receive an amount equal to its investment in the property plus a 6% noncompounded cumulative return on its investment. Interest and principal on any remaining loans made by the partners to the joint venture will then be paid. Next, the co-venturer will be paid an amount equal to its remaining investment. Any remaining proceeds will be split between the Partnership and the co-venturer in varying proportions which increase in the co-venturer's favor from 5% to 40% in accordance with the joint venture agreement. Such payments to the partners, except for the payment of interest and principal on any remaining loans as described above, will not be made if a partner's account in the joint venture equals zero, until sufficient distributions have been made to the other partner in order to bring that partner's capital account to zero.

     Taxable income and tax loss from operations in each year are allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss. Taxable income and tax loss resulting from a sale of the property will be allocated between the Partnership and the co-venturer generally as sales proceeds are distributed.

     The joint venture originally entered into a property management agreement with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events, that provided for management and leasing commission fees to be paid to the property manager. The management fee was 5% of gross rents, as defined. In September of 1989 the Partnership exercised its right to terminate the contract and hired an unaffiliated party to manage the property. The joint venture continues to pay a joint venture management fee to the original property manager. This fee is equal to 1% of gross rents, as defined.

     In the event the joint venture requires additional funds, such funds are to be provided 90% by the Partnership and 10% by the co-venturer as capital contributions or interim borrowings in accordance with the terms of the joint
venture agreement.   During fiscal 1994, the Partnership advanced 100% of the
funds required by the venture to close the debt refinancing transaction described above. Such advances, which totalled approximately $117,000, were repaid in full during fiscal 1995, including accrued interest. All such amounts are reflected as distributions received in the Partnership's financial statements.

(c) Hudson Partners

     On November 20, 1984 the Partnership acquired an interest in Hudson Partners, a Texas general partnership organized to purchase and operate the Hudson Apartments, a residential apartment complex located in Tyler, Texas with a total of 144 apartment units. The Partnership is a general partner in the joint venture. The Partnership's original co-venture partner was an affiliate of the Trammel Crow organization. The property was purchased on November 20, 1984.

     On October 31, 1989, the co-venturer assigned its entire ownership interest in Hudson Partners to Second PW Growth Properties, Inc., ("Growth II") the Managing General Partner of the Partnership. The assignment included all prior interests, obligations and responsibilities of the original co-venture partner. On October 30, 1990, an amended and restated joint venture agreement was entered into, whereby: the Partnership assigned its entire partnership interest to PaineWebber Hudson Partners, Ltd. ("PW Hudson"), Growth II withdrew from the joint venture, and Hudson Associates Ltd. (Associates) was admitted into the joint venture in exchange for a $600,000 cash capital contribution. PW Hudson is a Texas limited partnership between the Partnership as general partner and Growth II as a limited partner. Associates is an affiliate of Horn-Barlow Companies. During fiscal 1995, the co-venture partner approached the Partnership about the possibility of purchasing the Partnership's interest in the Hudson joint venture in conjunction with the expected refinancing transaction discussed below. Subsequent to year end, the Partnership agreed to sell its interest in Hudson Partners for $350,000. While such proceeds would be substantially below the amount of the Partnership's original investment, management believes that the offer is reflective of the current fair value of the Partnership's interest and that it may be an opportune time to dispose of this investment. This transaction remains contingent upon the proposed lender advancing sufficient funds to the co-venture partner for the purpose of purchasing the Partnership's interest. Accordingly, there are no assurances that this transaction will be consummated. Nonetheless, since it is the Partnership's intention to sell its interest, the investment in Hudson Partners has been separately classified as an investment held for sale as of March 31, 1995 and its net carrying value has been written down to $350,000. The write-down resulted in the recognition of a loss of $2,019,000 in fiscal 1995.

     The aggregate cash investment by the Partnership for its interest was approximately $2,611,000 (including acquisition fees of $183,000 to the Adviser and $66,000 to an affiliate of the co-venturer). In addition, acquisition fees aggregating $88,000 were deferred and paid to the Adviser from distributable net cash flow of the joint venture, as defined. The apartment complex was acquired subject to a nonrecourse mortgage balance of $4,500,000 at the time of the closing. In October 1990, the Partnership paid $3,149,939 on the old mortgage and the remaining principal balance of $1,995,318, plus the accrued and deferred interest balance of $216,566, were forgiven by the lender. A substantial portion of the $3,149,939 payment was funded by a new $2,666,000 nonrecourse mortgage note payable entered into on October 30, 1990, which bears interest at 10% per annum and matures in November 1995. The venture is currently in the process of seeking financing to repay the maturing first mortgage loan obligation; however no firm commitments have been obtained. The ability of the joint venture to continue as a going concern is dependent upon the successful refinancing of the mortgage loan. This situation raises substantial doubt about the ability of the joint venture to continue as a going concern. The financial statements of the joint venture do not include any adjustments that may result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of Hudson Partners included in the accompanying 1994 condensed combined balance sheet and summary of operations total $5,437,000, $3,484,000, $832,000 and $885,000, respectively.

     The net profits and losses of the joint venture were allocated 99% to the Partnership and 1% to the co-venturer through October 30, 1990. Thereafter, in accordance with the terms of the restated joint venture agreement, income or gain shall be allocated, first, to Associates until such time as it has been allocated cumulative income or gain equal to the cumulative amount, if any, of its Preferred Return, as defined, and LC Preferred Return, if any, as defined, distributed to it during the year, and, second to PW Hudson and Associates until such time as they have been allocated cumulative income or gain equal to, or in proportion to, if there is insufficient income or gain, the respective cumulative distributions to them during the year relative to proceeds from Capital Transactions, as defined. Losses are to be allocated equally between PW Hudson and Associates. Allocations of the joint venture's operations among the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     The income and losses of PW Hudson in each fiscal year shall be allocated 99.99% to the Partnership and .01% to Growth II. Available cash shall first be used to repay interest and principal on Optional Loans, and then 99.99% to the Partnership and .01% to Growth II.

     If additional cash is required, it is to be provided by PW Hudson and Hudson Associates by additional capital contributions or operating loans in accordance with the terms of the restated joint venture agreement.

     The restated joint venture agreement provides for the monthly calculation of distributable net cash flow. The distributable net cash flow will be allocated first to Associates in an amount equal to its Preferred Return, as defined ($90,000 annually as of December 31, 1994), then to Associates in an amount equal to its LC Preferred Return, if any, as defined, with any remaining amounts allocated equally between PW Hudson and Associates.

     Any distribution of proceeds resulting from an Interim Capital Transaction, as defined, shall be distributed, after payment of any debt, including any other loans made by PW Hudson and Associates to the joint venture and the establishment of any reserves for taxes and the payment of other costs and expenses, as follows: 1) to Associates in an amount equal to the Letter of Credit Funds, if any, as defined, 2) to Associates in an amount equal to its Unreturned Contributions, as defined, 3) to Associates in an amount equal to the LC Preferred Return, if any, as defined, 4) $150,000 to Associates, 5) $150,000 to PW Hudson, and 6) any remaining amounts equally between PW Hudson and Associates. Any distribution of proceeds resulting from a Capital Transaction, as defined, other than an Interim Capital Transaction, shall be distributed to PW Hudson and Associates in accordance with their respective Capital Account balances, as defined.

     The joint venture had initially entered into a property management agreement with an affiliate of the original co-venturer. In August of 1990, the Partnership terminated that contract and entered into a property management contract with an affiliate of Associates that provides for the management fee to be paid at the rate of 5% of monthly gross rents, as defined in the agreement.

5. Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Growth Properties Two LP:

  We have audited the accompanying combined balance sheets of the Combined
Joint Ventures of PaineWebber Growth Properties Two LP as of December 31, 1994 and 1993, and the related combined statements of operations and changes in venturers' capital and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Montgomery Village HWH Associates, which statements reflect 18% and 18% of the total assets of the Combined Joint Ventures of PaineWebber Growth Properties Two LP as of December 31, 1994 and 1993, respectively, and 21%, 22% and 23% of the combined revenues of the Combined Joint Ventures of PaineWebber Growth Partners Two LP for the years ended December 31, 1994, 1993 and 1992, respectively.
Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Montgomery Village HWH Associates, is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  Note 5 to the combined financial statements discusses the status of the debt secured by the operating investment property owned by Hudson Partners.

  In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Growth Properties Two LP at December 31, 1994 and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                               /s/ERNST & YOUNG LLP

Boston, Massachusetts
February 9, 1995

                           Reznick Fedder & Silverman
                          Certified Public Accountants
                      217 East Redwood Street, Suite 1900
                              Baltimore, MD  21202



                          INDEPENDENT AUDITORS' REPORT



The Partners
Montgomery Village HWH Associates:

    We have audited the accompanying balance sheets of Montgomery Village HWH Associates as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Village HWH Associates as of December 31, 1994 and 1993 and the results of its operations, the changes in partners' equity and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                        /s/ Reznick Fedder & Silverman
                           Reznick Fedder & Silverman


Baltimore, Maryland
January 5, 1995






                           COMBINED JOINT VENTURES OF
                      PAINEWEBBER GROWTH PROPERTIES TWO LP

                            COMBINED BALANCE SHEETS


                           December 31, 1994 and 1993
                                 (In Thousands)

                                     Assets

                                                            1994        1993

Current assets:
   Cash and cash equivalents                            $    266    $    743
   Accounts receivable                                        58          67
   Funds held in escrow                                      845         742
   Prepaid expenses                                          450         620
   HUD repair escrow                                       1,010       1,373
   HUD reserve for replacements                            2,255       2,619
   Other assets                                                8          60
      Total current assets                                 4,892       6,224

Operating investment properties:
   Land                                                    6,715       6,715
   Buildings, improvements and equipment                  40,104      38,251
                                                          46,819      44,966
   Less accumulated depreciation                         (15,672)    (14,211)
                                                          31,147      30,755

Deferred expenses, net of accumulated
 amortization of $234 ($131 in 1993)                         842         945
                                                        $ 36,881    $ 37,924

                       Liabilities and Venturers' Capital

Current liabilities:
   Accounts payable and accrued liabilities           $      519  $      341
   Deferred income                                            52          33
   Tenant security deposits                                  286         309

   Payable to property manager                                 9          50
   Advance from venturer                                       -         117
   Current portion of long-term debt                       2,868         168
      Total current liabilities                            3,734       1,018

Expense reimbursement payable to venturer                  1,415       1,477
Deferred fees payable to affiliates                           33          33
Deferred interest payable                                    243         243
Notes payable to venturers                                   405         405
Long-term debt, less current portion                      27,656      30,524
Venturers' capital                                         3,395       4,224
                                                      $   36,881     $37,924


                            See accompanying notes.


                           COMBINED JOINT VENTURES OF
                      PAINEWEBBER GROWTH PROPERTIES TWO LP

      COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL
              For the years ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                1994        1993       1992
REVENUES:
   Rental income and expense recoveries    $   7,757     $ 7,341     $ 7,115
   Interest and other income                     233         194         164
                                               7,990       7,535       7,279
EXPENSES:
   Interest expense and related financing fees 2,787       2,455       2,779
   Depreciation expense                        1,519       1,664       1,620
   Real estate taxes (net of refunds of
    $15, $66  and $63 in 1994, 1993 and 1992,
      respectively)                              663         642         824
   Salaries and related costs                    681         725         751
   Maintenance                                   705         608         544
   Utilities                                     608         600         527
   Management fees                               621         540         525
   General and administrative                    356         443         420
   Insurance                                     140         119         101
   Professional fees                              29          29          64
   Other                                          70          61          70
                                               8,179       7,886       8,225

Net loss                                        (189)       (351)       (946)

Contributions from venturers                       7           7         225

Distributions to venturers                      (647)       (299)       (531)

Venturers' capital, beginning of year          4,224       4,867       6,119

Venturers' capital, end of year          $     3,395     $ 4,224     $ 4,867















                            See accompanying notes.

                           COMBINED JOINT VENTURES OF
                      PAINEWEBBER GROWTH PROPERTIES TWO LP
                       COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                 1994       1993        1992
Cash flows from operating activities:
   Net loss                                  $   (189) $  (351)     $   (946)
   Adjustments to reconcile net loss
   to net cash provided by operating activities:
    Depreciation expense                       1,519       1,664       1,620
    Amortization of deferred financing costs     103          55          53
    Amortization of long-term debt discount        -          35         104
    Changes in assets and liabilities:
      Accounts receivable                          9         (30)         53
      Funds held in escrow                      (106)        225        (157)
      Prepaid expenses                           170        (200)         35
      Other current assets                        52         (55)         94
      Accounts payable and accrued liabilities   174        (150)        (48)
      Deferred income                             19          16           4
      Tenant security deposits                   (20)         (3)        (40)
      Payable to property manager                (41)         28           -
      Expense reimbursement payable to venturer  (62)        193         193
      Deferred interest payable                    -           -          45
          Total adjustments                    1,817       1,778       1,956
          Net cash provided by operating
           activities                          1,628       1,427       1,010

Cash flows from investing activities:
   Additions to operating investment
    properties                                (1,911)       (814)       (484)
   Withdrawals from (additions to) HUD
    repair escrow                                363      (1,373)          -

   Withdrawals from (additions to) HUD
    reserve for replacements                     364      (2,581)         25
       Net cash used for investing activities (1,184)     (4,768)       (459)

Cash flows from financing activities:
   Capital contributions                           7           7         225
   Distributions to venturers                   (643)       (299)       (531)
   Proceeds from (repayments of) advances
    from venturers                              (117)        117           -
   Principal payments on long-term debt         (168)        (25)        (23)
   Proceeds from mortgage note                     -      23,021           -
   Retirement of long-term debt                    -     (18,493)          -
   Refinancing fees paid                           -        (812)        (76)
          Net cash provided by (used for)
           financing activities                 (921)      3,516        (405)
Net increase (decrease) in cash and cash
    equivalents                                 (477)        175         146

Cash and cash equivalents, beginning of year      743        568         422

Cash and cash equivalents, end of year       $   266    $    743     $   568

Cash paid during the year for interest       $ 2,251    $  2,323     $ 2,577

Write off of fully amortized loan costs      $     -    $    199     $     -


                            See accompanying notes.

1.  Summary of significant accounting policies

      Organization

     The accompanying financial statements of the Combined Joint Ventures of PaineWebber Growth Properties Two LP (Combined Joint Ventures) include the accounts of Montgomery Village HWH Associates, a Maryland general partnership; Oregon Portland Associates, an Oregon general partnership; and Hudson Partners, a Texas general partnership. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between each of the co-venturers and PaineWebber Growth Properties Two LP ("GP2").

    The dates of GP2's acquisition of interests in the joint ventures are as follows:

                                            Date of Acquisition
                   Joint Venture                of Interest

     Montgomery Village HWH Associates            March 9, 1984
     Oregon Portland Associates                   April 26, 1984
     Hudson Partners                             November 20, 1984

  Operating investment properties

     The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. All of the operating investment properties owned by the Combined Joint Ventures were considered to be held for long-term investment purposes as of December 31, 1994 and 1993. The Combined Joint Ventures capitalized property taxes and interest incurred during the construction period of the projects along with the costs of identifiable improvements. Depreciation expense is computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally 5 to 40 years.

The Combined Joint Ventures have reviewed FAS No. 121 `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on the Combined Joint Ventures' financial statements.


  Deferred expenses

     Deferred expenses consist of financing fees incurred in connection with the original purchase or refinancings of the operating investment properties which are being amortized on a straight-line basis over the term of the related loans. Amortization of such costs is included in interest expense on the accompanying statements of operations.

  Income tax matters

     The Combined Joint Ventures are comprised of entities which are not taxable and, accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly, no income tax provision is reflected in the accompanying combined financial statements.

  Cash and cash equivalents

     For purposes of reporting cash flows, the Combined Joint Ventures consider all highly liquid investments and certificates of deposit purchased with original maturities of three months or less and money market funds to be cash equivalents.


  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.Joint Ventures

     See Note 4 to the financial statements of GP2 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

  a. Montgomery Village HWH Associates

     The joint venture originally owned and operated The Hamlet and Walker House, two apartment complexes located in Montgomery Village, Maryland with a total of 1,060 units. On September 30, 1986, The Hamlet Apartments, which consisted of 864 units, was sold.

  b. Oregon Portland Associates

     The joint venture owns and operates Portland Center, a 525-unit apartment complex with 28,328 square feet of commercial space located in Portland, Oregon.

  c. Hudson Partners

     The joint venture owns and operates Hudson Apartments, a 144-unit apartment complex located in Tyler, Texas. The first mortgage loan secured by the property is scheduled to mature in 1995 (see Note 5).

     The following description of the joint venture agreements provides certain general information.

  Allocations of net income and loss

     The joint venture agreements generally provide that taxable net income and losses from operations are to be allocated 99% to GP2 and 1% to the co-venturers, with the exception of the Hudson joint venture.

     On October 30, 1990, an amended and restated joint venture agreement was entered into on the Hudson Apartments investment, whereby: GP2 assigned its entire partnership interest to PaineWebber Hudson Partners, Ltd. ("PW Hudson") and Hudson Associates Ltd. ("Associates") was admitted into the joint venture in exchange for a $600,000 cash capital contribution. PW Hudson is a Texas limited partnership between GP2 as general partner and Second PW Growth Properties, Inc. ("Growth II"), the Managing General Partner of GP2, as a limited partner. Associates is an affiliate of Horn-Barlow Companies. In accordance with the terms of this amendment, income or gain is allocated first to the new co-venture partner until its Preferred Return, as defined in the joint venture agreement, has been received. Income or gain is then allocated to PW Hudson and to the co-venturer until they have been allocated cumulative income or gain equal to, or in proportion to, if there is insufficient income or gain, the respective cumulative distributions to them during the year relative to proceeds from Capital Transactions, as defined in the joint venture agreement. Losses are to be allocated equally between PW Hudson and the co-venturer. Amounts allocable to PW Hudson are generally allocated 99.99% to GP2 and .01% to Growth II.

     Allocations of net income and losses for financial reporting purposes have been made in accordance with the allocations of taxable income or tax loss.

     Gains or losses resulting from sales or other dispositions of the projects shall be allocated as specified in the joint venture agreements.


  Distributions

     Except as discussed in the following paragraph, the joint venture agreements generally provide that net cash flow (as defined in the joint venture agreement) will be allocated as follows: first; payment of any deferred fees payable to affiliates; second, payment of interest and principal on any loans made by the partners and any remaining amounts 99% to GP2 and 1% to the co-venturer.

     The amended joint venture agreement of Hudson Partners provides for the monthly calculation of distributable net cash flow. The distributable net cash flow will be allocated first to the co-venturer in an amount equal to its Preferred Return, as defined in the joint venture agreement ($90,000 annually as of December 31, 1994), then to the co-venturer in an amount equal to its LC Preferred Return, if any, as defined, with any remaining amounts allocated equally between PW Hudson and the co-venturer. Cash flow distributed to PW Hudson shall be used first to repay optional loans and then allocated 99.99% to GP2 and .01% to Growth II.

     Distributions of net proceeds upon the sale or disposition of the projects shall be made in accordance with formulas provided in the joint venture agreements.

     Additional Cash

     Additional cash required by the Joint Ventures is generally to be provided, either in the form of capital contributions or as loans to the joint ventures, 90% by GP2 and 10% by the co-venturers.

     During 1993, GP2 advanced $117,178 to the Portland Center joint venture to fund closing costs associated with a refinancing of the venture's first mortgage loan. Such amount was repaid in full during 1994, including accrued interest. The principal balance of loans payable to the venturers of the Hudson Partners joint venture totalled $405,337 at both December 31, 1994 and 1993. Interest on the unpaid principal of these partner loans was accrued at interest rates from 9.75% to 12% per annum through 1992. Effective January 1, 1993, the venture partners authorized the joint venture to stop accruing interest on these notes. Principal and interest are payable only out of distributable cash flow or capital proceeds, as defined. Interest expense of $44,608 was deferred in 1992. Total deferred interest on these notes amounted to $242,663 at December 31, 1994 and 1993.

3.Funds held in escrow

     Funds held in escrow at December 31, 1994 and 1993 consist of cash on deposit for the following purposes (in thousands)

                                                         1994      1993

      Mortgage escrow deposits                        $  321      $  190
      Real estate taxes                                  105          99
      Capital reserve                                     85         121
      Insurance premiums and tenant security deposits    334         332
                                                      $  845      $  742

4.Related Party Transactions

     The Combined Joint Ventures originally entered into property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. During 1989 the Portland Center and Walker House joint ventures terminated the management contracts with the affiliates and hired unaffiliated third parties. During 1990, the Hudson Associates joint venture terminated the original contract and entered into a property management contract with an affiliate of the new co-venture partner. Current management fees on the three joint venture properties are generally 5% of gross receipts, as defined.

     Pursuant to the Portland Center joint venture agreement, GP2 is to be reimbursed each year by the joint venture for its share of certain expenses incurred by GP2 in connection with the general management of the joint venture. GP2 earned reimbursement of management fees and expenses in the amount of $217,061, $193,200 and $193,200 for the years ended December 31, 1994, 1993 and
1992, respectively. These fees are payable only out of net cash flow, as defined, and are cumulative to the extent not paid. Unpaid fees of $1,414,898 and $1,477,034 were outstanding at December 31, 1994 and 1993, respectively.

     GP2 and the co-venturers earned acquisition fees of $2,801,000 and $496,000, respectively, in connection with the investments in the joint ventures and the acquisitions of the investment properties. Such fees were capitalized as part of the cost of the operating investment properties.

5.Long-term debt

  Long-term debt at December 31, 1994 and 1993 consists of the following (in thousands):

                                                            1994      1993
   7.125% mortgage note, principal and interest
     due monthly, unpaid principal due January
     1, 2029, secured by the operating
     investment property of the Portland Center
     joint venture (see discussion below).              $ 22,881     $23,021

   Nonrecourse mortgage note secured by Walker
     House apartment property.  The loan bears
     interest at 9.50%.  Principal and interest
     of $41,902 payable monthly with a final
     balloon payment of $4,918,780 due December
     1, 1996.                                              4,983       5,011

   Nonrecourse mortgage note secured by Hudson
     Apartments property.  The loan bears
     interest at 10%, payable monthly.
     Principal to be paid at maturity, November
     1995 (see discussion below).                          2,660       2,660

                                                          30,524      30,692
   Less current portion                                   (2,868)       (168)
                                                         $27,656     $30,524

     During 1993, Oregon Portland Associates paid off a wraparound mortgage note secured by its operating investment property and secured new permanent financing. The new mortgage is subject to the terms of a HUD regulatory agreement. The mortgage is interest-only for January of 1994; beginning February 1994, payments of principal and interest in the amount of $149,095 are to be made monthly. In conjunction with the new mortgage, the joint venture was required to deposit portions of the proceeds into various escrow accounts. The HUD repair escrow is to be used for specific nonrecurring landscape and site improvements to the venture's operating property over the course of the next year. From this account $362,828 was expended during 1994 and no funds were expended during 1993. The HUD reserve for replacements, which totalled approximately $2,255,000 and $2,619,000 at December 31, 1994 and 1993,
respectively, is an amount stipulated by HUD as required by the regulatory agreement to fund ongoing betterments and replacements to the property.



     The mortgage loan secured by the Hudson Apartments is scheduled to mature in November 1995. Management of the joint venture is presently seeking new financing to repay this maturing obligation; however, no firm commitments have been obtained. The ability of the joint venture to continue as a going concern is dependent upon the successful refinancing of this mortgage loan. This situation raises substantial doubt about the joint venture's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the possible inability of Hudson Partners to continue as a going concern. The total assets, total liabilities, gross revenues, and total expenses of Hudson Partners included in the accompanying 1994 combined balance sheet and statement of operations total approximately $5,437,000, $3,484,000, $832,000 and $885,000, respectively.


     Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

               Year       Amount

               1995      $  2,868
               1996         5,129
               1997           189
               1998           203
               1999           218
               Thereafter  21,917
                          $30,524

Schedule III - Real Estate and Accumulated Depreciation

                           COMBINED JOINT VENTURES OF
                      PAINEWEBBER GROWTH PROPERTIES TWO LP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1994
                                 (In Thousands)

                                                 Cost                                                       Life on Which
                            Initial Cost to  Capitalized                                                   Depreciation
                             Partnership   Subsequent to  Gross Amount at Which Carried                     in Latest
                               Venture       Acquisition       at End of Year                                Income
                               Buildings &   Buildings &       Buildings &         Accumulated  Date of     Statement
Description Encumbrances  Land Improvements Improvements Land  Improvements Total Depreciation Construction is  Computed
COMBINED JOINT VENTURES:
Apartment
 Complex
Montgomery
 Village,
Maryland   $ 4,983    $ 1,211    $ 7,254     $   914    $1,211     $8,168   $9,379   $ 3,198      3/9/84      5-30 yrs.

Apartment
 Complex
Portland,
 Oregon      22,88     14,700     19,453       6,117     4,700     25,570   30,270    10,634     4/26/84      7-25 yrs.

Apartment
 Complex
Tyler,
 Texas       2,660        799      6,161         210       804      6,366    7,170     1,840    11/20/84      5-40 yrs.

           $30,524    $ 6,710   $ 32,868     $ 7,241    $6,715    $40,104  $46,819   $15,672

Notes

(A) The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $51,389,000.
(B) Reconciliation of real estate owned:

                                          1994         1993         1992

      Balance at beginning of period    $ 44,966     $44,170    $ 43,686
      Increase due to acquisition
       and improvements                    1,911         814         484
      Decrease due to disposals              (58)        (18)          -
      Balance at end of period          $ 46,819     $44,966     $44,170

(C) Reconciliation of accumulated depreciation:

      Balance at beginning of period    $ 14,211     $12,565    $ 10,945
      Depreciation expense                 1,519       1,664       1,620
      Write-offs due to disposals            (58)        (18)          -
      Balance at end of period          $ 15,672     $14,211    $ 12,565

