Form 10-Q
period 1995-06-30
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1995-08-14
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                               OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                     Commission File Number  :  0-12085


                      PAINE WEBBER GROWTH PROPERTIES TWO LP
     (Exact name of registrant as specified in its charter)


            Delaware                                04-2798594

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification No.)


265 Franklin Street, Boston, Massachusetts                02110
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                        June 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (in thousands)

                                     ASSETS
                                                    June 30          March 31

Investments in joint ventures,
 at equity                                        $    2,652       $   2,777
Investment held for sale                                 339             350
Cash and cash equivalents                                890           1,053
                                                  $    3,881       $   4,180

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses             $        6       $      55
Partners' capital                                      3,875           4,125
                                                  $    3,881       $   4,180

                           STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                      (in thousands, except per unit data)

                                                           1995        1994
REVENUES:
   Reimbursements from affiliate                       $      51     $    46
   Interest income                                            15           5
                                                              66          51

EXPENSES:
   Management fees                                            16           -
   General and administrative                                 45          60
                                                              61          60

Operating income (loss)                                        5          (9)

Loss from operations of investment
 property held for sale                                      (11)          -

Partnership's share of ventures' losses                      (80)       (121)
NET LOSS                                               $     (86)      $(130)

Per Limited Partnership Unit:

   Net loss                                              $  (3.45)     $(3.84)

   Cash distributions                                    $   4.86  $       -
The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each period.

                            See accompanying notes.

                       PAINE WEBBER GROWTH PROPERTIES TWO LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                                 (In thousands)

                                                      General         Limited
                                                      Partner         Partners

Balance at March 31, 1994                           $    (88)       $  6,751
Net loss                                                  (2)           (128)
BALANCE AT JUNE 30, 1994                            $    (90)       $  6,623

Balance at March 31, 1995                           $   (113)       $  4,238
Net loss                                                  (1)            (85)
Cash distributions                                        (2)           (162)
BALANCE AT JUNE 30, 1995                            $   (116)       $  3,991

                            STATEMENTS OF CASH FLOWS
               For the three months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                 (in thousands)

                                                          1995        1994
Cash flows from operating activities:
 Net loss                                              $    (86)    $   (130)
 Adjustments to reconcile net loss to
   net cash used for operating activities:
    Reimbursements from affiliate                           (51)         (46)
    Loss from operations of investment
     properties held for sale, net                           11            -
    Partnership's share of ventures' losses                  80          121
    Changes in assets and liabilities:
      Accounts payable and accrued expenses                 (49)          (1)
         Total adjustments                                   (9)          74
         Net cash used for operating activities             (95)         (56)

Cash flows from investing activities:
 Distributions from joint ventures                           96          136
         Net cash provided by
          investing activities                               96          136

Cash flows from financing activities:
 Distributions to partners                                 (164)           -

Net increase (decrease) in cash and
 cash equivalents                                          (163)          80

Cash and cash equivalents, beginning of period            1,053          514

Cash and cash equivalents, end of period              $     890       $  594

                            See accompanying notes.

1.  General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1995.

     In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Joint Venture Partnerships

     The Partnership has investments in two joint venture partnerships at June 30, 1995 (three at June 30, 1994) which own operating properties as more fully described in the Partnership's Annual Report. The joint ventures are accounted for by using the equity method. Under the equity method, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. For income tax reporting purposes, these joint ventures are required to maintain their accounting records on a calendar year basis. As a result, the joint ventures are accounted for based on financial information which is three months in arrears to that of the Partnership. As of March 31, 1995, the Partnership's investment in Hudson Partners was recorded as held for sale and is separately classified on the accompanying balance sheets at its estimated fair value.

     Summarized operating results of the joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                                 (in thousands)
                                                 1995      1994

   Rental revenues and expense recoveries      $1,770    $1,897
   Interest and other income                       17        34
                                                1,787     1,931

   Property operating expenses                    741       807
   Real estate taxes                              147       157
   Interest expense                               559       644
   Depreciation and amortization                  421       450
                                                1,868     2,058
   Net loss                                 $     (81)  $  (127)

   Net loss:
     Partnership's share of combined loss   $     (80)  $  (121)
     Co-venturers' share of combined loss          (1)       (6)
                                            $     (81)  $  (127)

3. Investment held for sale

     As previously reported, during fiscal 1995, the co-venture partner approached the Partnership about the possibility of purchasing the Partnership's interest in the Hudson joint venture in conjunction with the expected refinancing transaction discussed below. The Partnership agreed to sell its interest in Hudson Partners for $350,000. While such proceeds would be substantially below the amount of the Partnership's original investment, management believes that the offer is reflective of the current fair value of the Partnership's interest and that it may be an opportune time to dispose of this investment. This transaction remains contingent upon the proposed lender advancing sufficient funds to the co-venture partner for the purpose of purchasing the Partnership's interest. Accordingly, there are no assurances that this transaction will be consummated. Nonetheless, since it is the Partnership's intention to sell its interest, the investment in Hudson Partners has been separately classified as an investment held for sale as of June 30, 1995 and its net carrying value has been written down to $339,000.

4. Related Party Transactions

     Included in general and administrative expenses for three months ended June 30, 1995 and 1994 is $18,000 and $17,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the three months ended June 30, 1995 and 1994 is $200 and $900, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

   The Adviser earned management fees totalling $16,000 for the three month period ended June 30, 1995. As a result of the commencement of regular quarterly distributions effective for the second quarter of fiscal 1995 the Adviser began earning a management fee.

5. Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                     PAINE WEBBER GROWTH PROPERTIES TWO LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

    As discussed further in the Annual Report, management is currently in the process of using the excess cash reserves from the December 1993 Portland Center HUD loan refinancing to complete a major renovation program at the Portland Center property, which includes upgrades to the common areas and many individual units. The property's individual apartment units are being upgraded on a turnover basis. As part of an effort to accelerate the pace of the unit upgrades, management implemented a program of rental rate increases aimed at increasing tenant turnover. Management expects to be able to lease the renovated units quickly at substantial rate increases. Approximately 28% of the property's total units have been upgraded to date and rental rate increases averaging 14% have been achieved on these units. The capital improvement program will continue throughout calendar year 1995. The joint venture anticipates spending approximately $594,000 during calendar 1995 on capital improvements, of which approximately $246,000 is expected to be reimbursed from HUD replacement reserves. The remainder will be funded from operating cash flow of the Portland Center property. During fiscal 1995, management learned that the City of Portland is currently proposing the development of a light rail system that may result in a rail line extension along the street in front of the Portland Center Apartments. As a result, the Partnership, through the on-site management team, is attempting to organize a coalition of interested property owners to secure a line extension decision and to suggest design alternatives that would have the most beneficial impact to Portland Center and the surrounding area.

     The current operations of the Partnership's three remaining investment properties reflect the generally improving conditions in the real estate markets for multi-family residential properties across the country. For the most part, lack of significant new construction activity over the past 2 to 3 years has allowed the oversupply which existed in many markets, as a result of the overbuilding of the 1980s, to be absorbed. The results of such absorption, combined with the effects of a recovering national economy, have been a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values in most markets. Management expects to see continued improvement in the multi-family sector of the real estate market in the near-term. The implementation of the capital improvements at Portland Center is expected to support management's ability to increase rents and add value to the property. Accordingly, management will likely not consider the sale of the Portland Center property in the near term, at least until the capital improvement program is substantially completed and the effects of the improvements are fully reflected in the asking rents for the apartment units. Conversely, management believes that it may be an opportune time to consider the sale of the Walker House Apartments. The strong performance of the Walker House investment property as well as the current demand for apartments by institutional and local buyers may provide a sales price which would maximize the investment returns to the Limited Partners. Accordingly, management expects to actively market the property for sale in the second quarter of fiscal 1996. There can be no assurances that any offers will be received at a price that management will consider acceptable or that a sale transaction will be consummated during fiscal 1996. Through the end of calendar 1995, the joint venture plans to spend approximately $84,000 on certain maintenance items.

     Management has been in the process of reviewing refinancing options for the mortgage loan secured by the Hudson Apartments, which is scheduled to mature in November of 1995. The principal balance of the outstanding note is $2,660,000, and the current loan to value ratio on the outstanding mortgage is approximately 65%. In addition, property operations were strong throughout fiscal 1995, as evidenced by the average occupancy rate of 99%. Occupancy declined slightly to 97% for the quarter ended June 30, 1995. Given the property's strong operating performance, management does not foresee any problems finding replacement financing for this mortgage loan. The interest rate on the current note is 10%, and management anticipates refinancing at a lower interest rate. However, the current loan requires interest-only payments, whereas any new loan is likely to require monthly principal amortization. Nonetheless, the venture should realize some net debt service savings based on current market interest rates which would improve the property's excess cash flow available for distribution to the Partnership.

     As discussed in the Annual Report, the Partnership's co-venture partner has approached the Partnership about the possibility of purchasing the Partnership's interest in the Hudson Apartments in conjunction with the expected refinancing transaction. During the current quarter, the co-venture partner offered to buy the Partnership's interest for $350,000. While such proceeds would be substantially less than the amount of the Partnership's original investment, of $2.6 million, management believes that the offer is reflective of the current fair market value of the Partnership's interest. In the mid-to-late 1980s, the Hudson joint venture was unable to generate sufficient cash flows to meet its contractual debt service requirements. As a result, the venture entered into several debt modifications aimed at alleviating the need for the Partnership to fund cash flow deficits. In October 1990, in order to take advantage of a discounted debt pay-off offer from the existing mortgage lender and to avoid possibly losing the property through foreclosure proceedings, the venture admitted a new partner who contributed the $600,000 necessary to complete the proposed refinancing transaction. Although this recapitalization saved the property from likely foreclosure, it resulted in a 50% dilution of the Partnership's interest and created a 15% preferred return on the new partner's $600,000 investment. Based on current market factors, management does not foresee significant appreciation in the value of the Partnership's interest on the Hudson joint venture in the near term. Furthermore, since the new mortgage financing is expected to have a five-year prohibition on prepayment, and thereafter any sale of the property would require the consent of the co-venturer, management believes that it may be an opportune time to sell the Partnership's investment. Accordingly, the Partnership has agreed to accept the co-venturer's offer. This transaction remains contingent upon the proposed lender advancing sufficient funds to the co-venture partner for the purpose of purchasing the Partnership's interest. Therefore, there are no assurances that this transaction will be consummated. The sales of the Walker House Apartments and the Partnership's interest in the Hudson joint venture, if completed, could position the Partnership for a possible liquidation within the next 2 to 3 years. However, there are no assurances that the Partnership will be able to successfully dispose of its remaining investments under favorable conditions within this time frame. Management's hold/sell decisions will be based on an assessment of the impact on the overall returns to the Limited Partners.

     Consistent cash flow from operations is expected to be generated by the Portland Center joint venture beginning in fiscal 1996 as the capital improvement program nears completion. Because of the continued improvement in cash flow at all three properties, and the expectation that it will continue in the future, the Partnership instituted the payment of quarterly cash distributions during fiscal 1995. The first payment was made on November 15, 1994 for the quarter ended September 30, 1994. The initial payment to the Limited Partners was based upon a 3% annual return on a remaining capital account of $555 per original $1,000 Unit. The annualized distribution rate was increased over the past six months. For the quarter ended June 30, 1995, the annualized distribution rate was 3.75%. The distribution rate is expected to increase to 4% by the second quarter of fiscal 1996.

    At June 30, 1995, the Partnership had available cash and cash equivalents of approximately $890,000. Such cash and cash equivalents, along with the expected operating cash flow from the Partnership's joint venture investments, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the investment properties.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995

    For the three months ended June 30, 1995, the Partnership reported a net loss of approximately $86,000 as compared to a net loss of approximately $130,000 for the same period in the prior year. The decrease in net loss is the result of a slight decrease in the Partnership's share of ventures' losses and general and administrative expenses, which was partially offset by an increase in management fees. As discussed above, for the period ended June 30, 1995, the Partnership's investment in the Hudson joint venture was classified as an investment held for sale. Accordingly, the current quarter loss is not reflected in the Partnership's share of ventures' losses for the current period. The Partnership's share of losses on the two remaining investment properties decreased $36,000 mainly as a result of increased rental revenues at both properties in the current period, reflecting the improved property operations discussed above. Total Partnership level expenses remained stable overall with the addition in the current quarter of the management fee of $16,000 and a slight decrease in general and administrative expenses. Management fees were earned by the Adviser in the current quarter as a result of the reinstatement of quarterly distributions during the second half of fiscal 1995.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    As discussed in the Partnership's annual report on Form 10-K for the year ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.
Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.       NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:            NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.


                  PAINE WEBBER GROWTH PROPERTIES TWO LP



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PAINE WEBBER GROWTH PROPERTIES TWO LP


                              By: SECOND PW GROWTH PROPERTIES, INC.
                                      Managing General Partner




                              By:/s/ Walter V. Arnold
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer



Date: August 11, 1995