Form 10-Q
period 1995-09-30
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1995-11-14
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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


                     PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                     September 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)

                                     ASSETS
                                      September 30     March 31

Investments in joint
  ventures, at equity                  $     2,094    $   2,777
Investment held for sale                         -          350
Cash and cash equivalents                    1,590        1,053
                                       $     3,684    $   4,180

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and
  accrued expenses                     $        11     $     55
Partners' capital                            3,673        4,125
                                       $     3,684     $  4,180


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the six months ended September 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)

                                           General    Limited
                                           Partner    Partners

Balance at March 31, 1994                 $    (88)   $    6,751
Net loss                                        (1)          (84)
BALANCE AT SEPTEMBER 30, 1994             $    (89)   $    6,667

Balance at March 31, 1995                 $   (113)   $    4,238
Net loss                                        (1)         (112)
Cash distributions                              (3)         (336)
BALANCE AT SEPTEMBER 30, 1995             $   (117)   $    3,790







                            See accompanying notes.


                     PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1995 and 1994
                                  (Unaudited)
                      (In Thousands, except per Unit data)

                               Three Months Ended         Six Months Ended
                                September 30,             September 30,
                                 1995       1994          1995         1994

REVENUES:
  Reimbursements from
    affiliate                  $    57    $   46        $    108     $  93
  Interest income                   14         9              29        14
                                    71        55             137       107

EXPENSES:
  Management fees                   18         -              34         -
  General and administrative        61        56             106       116
                                    79        56             140       116

Operating income (loss)             (8)       (1)             (3)       (9)

Partnership's share of
 ventures' losses                  (30)       45            (110)      (76)

NET INCOME (LOSS)             $    (38)   $   44         $  (113)   $  (85)

Per Limited Partnership Unit:

  Net income (loss)            $ (1.13)   $ 1.31         $ (3.35)   $(2.53)

  Cash distributions          $   5.19    $    -         $ 10.05    $    -

The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each period.







                            See accompanying notes.


                    PAINE WEBBER GROWTH PROPERTIES TWO LP



                            STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                 (In Thousands)

                                                      1995            1994
Cash flows from operating activities:
 Net loss                                           $   (113)       $   (85)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Reimbursements from affiliate                        (108)           (93)
   Loss from operations of investment
      properties held for sale, net                        -              -
   Partnership's share of ventures' losses               110             76
   Changes in assets and liabilities:
     Accounts payable and accrued expenses               (45)             2
       Total adjustments                                 (43)           (15)
       Net cash used for operating activities           (156)          (100)

Cash flows from investing activities:
 Distributions from joint ventures                       682            558
 Proceeds from sale of investment                        350              -
       Net cash provided by investing
         activities                                    1,032            558

Cash flows from financing activities:
 Distributions to partners                              (339)             -

 Net increase in cash and cash equivalents               537            458

Cash and cash equivalents,
  beginning of period                                  1,053            514

Cash and cash equivalents, end of period             $ 1,590         $  972










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

2. Investments in Joint Venture Partnerships

     The Partnership has investments in two joint venture partnerships at September 30, 1995 (three at September 30, 1994) which own operating properties as more fully described in the Partnership's Annual Report. The joint ventures are accounted for by using the equity method. Under the equity method, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. For income tax reporting purposes, these joint ventures are required to maintain their accounting records on a calendar year basis. As a result, the joint ventures are accounted for based on financial information which is three months in arrears to that of the Partnership. As of March 31, 1995, the Partnership's investment in Hudson Partners was recorded as held for sale and was separately classified on the accompanying balance sheet at its estimated fair value. On September 12, 1995, the Partnership sold its joint venture interest in the Hudson Apartments for $350,000 to its co-venture partner.

     Summarized operating results of the joint ventures, for the periods indicated, are as follows:

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994

                                 (in thousands)

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      1995         1994       1995        1994
   Rental revenues
      and expense recoveries         $1,810      $1,947     $3,580      $3,844
   Interest and other income             12          45         29          79
                                      1,822       1,992      3,609       3,923

   Property operating expenses          745         739      1,486       1,546
   Real estate taxes                    146         172        293         329
   Interest expense                     546         652      1,105       1,296
   Depreciation and amortization        415         393        836         843
                                      1,852       1,956      3,720       4,014
   Net income (loss)                 $  (30)     $   36     $ (111)    $   (91)

   Net income (loss):
     Partnership's share of
       combined income (loss)        $  (30)     $  45      $ (110)    $  (76)
     Co-venturers' share of
       combined income (loss)             -         (9)         (1)       (15)
                                     $  (30)     $  36      $ (111)    $  (91)

3. Related Party Transactions

     Included in general and administrative expenses for six months ended September 30, 1995 and 1994 is $35,000 and $34,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the six months ended September 30, 1995 and 1994 is $2,000 and $1,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

   As a result of the commencement of regular quarterly distributions effective for the second quarter of fiscal 1995 the Adviser began earning a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $34,000 for the six month period ended
   September 30, 1995.

4. Contingencies

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

                     PAINE WEBBER GROWTH PROPERTIES TWO LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As discussed in the Annual Report, during the first quarter of fiscal 1996 the Partnership agreed to the sale of its interest in the Hudson Apartments. On September 12, 1995, the Partnership completed the sale of its joint venture interest in the Hudson Apartments, located in Tyler, TX, for $350,000 to its co-venture partner. While such proceeds are substantially less than the amount of the Partnership's original investment, of $2,600,000, management believes that the offer is reflective of the current fair market value of the Partnership's interest. In the mid-to-late 1980s, the Hudson joint venture was unable to meet its contractual debt service requirements. As a result, the venture entered into several debt modifications aimed at alleviating the need for the Partnership to fund cash flow deficits. In October 1990, in order to take advantage of a discounted debt pay-off offer from the existing mortgage lender and to avoid possibly losing the property through foreclosure proceedings, the venture admitted a new partner who contributed the $600,000 necessary to complete the proposed refinancing transaction. Although this recapitalization saved the property from likely foreclosure, it resulted in a 50% dilution of the Partnership's interest and created a 15% preferred return on the new partner's $600,000 investment. Based on current market factors, management did not foresee significant appreciation in the value of the Partnership's interest in the Hudson joint venture in the near-term. Furthermore, since the venture's new mortgage financing was expected to have a five-year prohibition on prepayment, and thereafter any sale of the property would require the consent of the co-venturer, management believed that it was an opportune time to sell the Partnership's investment. The Partnership will make a special distribution to the Limited Partners of $23 per original $1,000 Unit, or approximately $768,000, on November 15, 1995, which represents the Hudson sale proceeds plus an amount of cash reserves that is in excess of expected future requirements.

     The current operations of the Partnership's two remaining investment properties, the Portland Center and Walker House apartment complexes, reflect the generally improving conditions in the real estate markets for multi-family residential properties across the country, as previously reported. Excess cash flow distributions from the investment properties totalled $682,000 and $558,000 for the six months ended September 30, 1995 and 1994, respectively. Management expects to see continued improvement in the multi-family sector of the real estate market in the near-term. The implementation of capital improvements at Portland Center, which are discussed further below, has allowed management to increase rents and add value to the property. Accordingly, management will likely not consider the sale of the Portland Center property in the near term, at least until the capital improvement program is substantially completed and the effects of the improvements are fully reflected in the asking rents for the apartment units. Conversely, management believes that it may be an opportune time to consider the sale of the Walker House Apartments. The strong performance of the Walker House investment property as well as the current demand for apartments by institutional and local buyers may provide a sales price which would maximize the investment returns to the Limited Partners. Management began actively marketing the property for sale in September and subsequent to the quarter-end has received several preliminary offers. Management intends to engage in negotiations with prospective buyers and will continue to market the property for sale during the third quarter to attempt to achieve the highest possible price. However, there can be no assurances that any offers will be received at a price that management will consider acceptable or that a sale transaction will be consummated during fiscal 1996. A sale of the Walker House Apartments, if completed, could position the Partnership for a possible liquidation within the next 2 to 3 years. Management's hold/sell decisions will be based on an assessment of the impact on the overall returns to the Limited Partners.

     As discussed further in the Annual Report, management is currently in the process of using the excess cash reserves from the December 1993 Portland Center HUD loan refinancing to complete a major renovation program at the Portland Center property, which includes upgrades to the common areas and many individual units. The property's individual apartment units are being upgraded on a turnover basis. As part of an effort to accelerate the pace of the unit upgrades, management implemented a program of rental rate increases aimed at increasing tenant turnover. Management expects to be able to lease the renovated units at substantial rate increases. Approximately 30% of the property's total units have been upgraded to date and rental rate increases averaging greater than 10% have been achieved on these units. The capital improvement program will continue throughout calendar year 1995. The joint venture anticipates spending approximately $594,000 during calendar 1995 on capital improvements, of which approximately $246,000 is expected to be reimbursed from HUD replacement reserves. The remainder will be funded from operating cash flow of the Portland Center property. During fiscal 1995, management learned that the City of Portland is proposing the development of a light rail system that may result in a rail line extension along the street in front of the Portland Center Apartments. As a result, the Partnership, through the on-site management team, has organized a coalition of interested property owners to attempt to secure a line extension decision and to suggest design alternatives that would have the most beneficial impact to Portland Center and the surrounding area.

     Consistent cash flow from operations is expected to be generated by the Portland Center joint venture beginning in fiscal 1997 as the capital improvement program nears completion. Because of the continued improvement in cash flow at the Partnership's remaining properties, and the expectation that it will continue in the future, the Partnership instituted the payment of quarterly cash distributions during fiscal 1995. The first payment was made on November 15, 1994 for the quarter ended September 30, 1994. The initial payment to the Limited Partners was based upon a 3% annual return on remaining invested capital. The annualized distribution rate has been increased over the past twelve months and reached 4% for the quarter ended September 30, 1995. Management expects to maintain the distribution rate at 4% on remaining invested capital, of $532 per original $1,000 Unit, for the remainder of fiscal 1996, unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in projecting the planned distribution rate.

    At September 30, 1995, the Partnership had available cash and cash equivalents of approximately $1,590,000. Such cash and cash equivalents, along with the expected operating cash flow from the Partnership's joint venture investments, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the investment properties.

RESULTS OF OPERATIONS
Three Months Ended September 30, 1995

     For the three months ended September 30, 1995, the Partnership reported a net loss of $38,000 as compared to net income of $44,000 for the same period in the prior year. The adverse change in net operating results for the second quarter of fiscal 1996 was caused by an increase in the Partnership's share of ventures' losses along with increases in management fees and general and administrative expenses. The change in the Partnership's share of ventures' operations was mainly due to an increase in the net losses recognized by the Portland Center joint venture. The venture's net losses increased as a result of increases in operating expenses and depreciation expense related to the ongoing capital improvement program discussed further above. Operating expenses increased due to a significant increase in advertising and other media expense which have resulted from efforts to re-lease the renovated units. The increase in expenses at Portland Center was partially offset by increased rental revenues at both Portland Center and Walker House for the three months ended September 30, 1995. Partnership management fees of $18,000 were earned by the Adviser in the current quarter as a result of the reinstatement of quarterly distributions during the second half of fiscal 1995.

Six Months Ended September 30, 1995

    For the six months ended September 30, 1995, the Partnership reported a net loss of $113,000 as compared to a net loss of $85,000 for the same period in the prior year. The increase in net loss is the result of increases in the Partnership's share of ventures' losses and management fees, which were partially offset by an increase in revenues and a slight decrease in general and administrative expenses. The Partnership's share of losses from its two remaining investment properties increased $48,000 for the current six-month period mainly as a result of increased operating expenses and depreciation expense at Portland Center related to the ongoing capital improvement program discussed further above. Partnership management fees of $34,000 were earned by the Adviser in the current six-month period as a result of the reinstatement of quarterly distributions during the second half of fiscal 1995.

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

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    On September 20, 1995 a Form 8-K was filed by the registrant reporting the Partnership's sale of its interest in the Hudson Apartments property.


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



Date: November 13, 1995