Form 10-Q
period 1995-12-31
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1996-02-14
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                December 31, 1995 and March 31, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                   December 31       March 31

Investments in joint ventures, at equity        $      1,966        $   2,777
Investment held for sale                                   -              350
Cash and cash equivalents                                673            1,053
                                                ------------         ---------
                                                $       2,639        $   4,180
                                                =============        =========

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses          $          17      $        55
Partners' capital                                      2,622            4,125
                                               -------------        ----------
                                               $       2,639        $   4,180
                                               =============        =========


             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1995 and 1994 (Unaudited)
                                 (In thousands)

                                                      General        Limited
                                                      Partner        Partners

Balance at March 31, 1994                             $   (88)     $   6,751
Net loss                                                  (1)            (93)
Cash Distributions                                        (2)           (139)
                                                     --------      ---------
Balance at December 31, 1994                         $   (91)      $   6,519
                                                     ========      =========

Balance at March 31, 1995                            $  (113)      $   4,238
Net loss                                                  (2)          (206)
Cash distributions                                        (5)        (1,290)
                                                     --------      --------
Balance at December 31, 1995                         $  (120)      $  2,742
                                                     =======       ========













                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF OPERATIONS
         For the three and nine months ended December 31, 1995 and 1994
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended      Nine Months Ended
                                   December 31,             December 31,
                                 -------------------     --------------------
                                    1995        1994        1995        1994
                                    ----        ----        ----        ----

Revenues:
   Reimbursements from affiliate  $    36    $     59     $   144      $  151
   Interest income                     16          12          45          27
                                 --------    --------     -------      ------
                                       52          71         189         178

Expenses:
   Management fees                     18          14          52          14
   General and administrative          68          49         174         166
                                 --------    --------     -------      ------
                                       86          63         226         180
                                 --------    --------     -------      ------

Operating income (loss)               (34)          8        (37)         (2)

Partnership's share of
  ventures' losses                    (61)        (17)       (171)       (92)
                                 --------    --------     -------      ------

Net loss                         $    (95)   $     (9)    $  (208)     $  (94)
                                 ========    ========     =======      ======

Per Limited Partnership Unit:

   Net loss                         $(2.82)     $(0.25)    $( 6.17)     $(2.78)
                                    ======      ======     =======      ======

   Cash distributions               $28.56      $ 4.16    $  38.61    $   4.16
                                    ======      ======    ========    ========

   The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each period.

















                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                           STATEMENTS  OF CASH FLOWS
        For the nine months ended December 31, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1995         1994
Cash flows from operating activities:
  Net loss                                          $      (208)      $   (94)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
     Reimbursements from affiliate                         (144)         (151)
     Partnership's share of ventures' losses                171            92
     Changes in assets and liabilities:
     Accounts payable and accrued expenses                  (38)           12
                                                  -------------      --------
         Total adjustments                                  (11)          (47)
                                                  -------------      --------
         Net cash used for operating activities            (219)         (141)

Cash flows from investing activities:
  Distributions from joint ventures                         784           672
  Proceeds from sale of joint venture investment            350             -
                                                  -------------    ----------
         Net cash provided by investing activities        1,134           672
                                                   ------------       -------

Cash flows from financing activities:
  Distributions to partners                              (1,295)         (140)

Net increase (decrease) in cash and cash equivalents       (380)          391

Cash and cash equivalents, beginning of period            1,053           514
                                                    -----------       -------

Cash and cash equivalents, end of period            $       673        $  905
                                                    ===========        ======


















                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP
                          Notes to Financial Statements
                                   (Unaudited)

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

2.  Related Party Transactions

       Included in general and administrative expenses for nine months ended December 31, 1995 and 1994 is $52,000 and $51,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       Also included in general and administrative expenses for the nine months ended December 31, 1995 and 1994 is $2,000 and $1,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

    As a result of the commencement of regular quarterly distributions effective for the second quarter of fiscal 1995 the Adviser began earning a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $52,000 and $14,000 for the nine-month periods ended December 31, 1995 and 1994, respectively.

3.  Investments in Joint Venture Partnerships

       The Partnership has investments in two joint venture partnerships at December 31, 1995 (three at December 31, 1994) which own operating properties as more fully described in the Partnership's Annual Report. The joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. For income tax reporting purposes, these joint ventures are required to maintain their accounting records on a calendar year basis. As a result, the joint ventures are accounted for based on financial information which is three months in arrears to that of the Partnership. As of March 31, 1995, the Partnership's investment in Hudson Partners was recorded as held for sale and was separately classified on the accompanying balance sheet at its estimated fair value. On September 12, 1995, the Partnership sold its joint venture interest in the Hudson Apartments for $350,000 to its co-venture partner. In addition, the Partnership started formally marketing the Walker House property for sale in September 1995. Subsequent to the quarter ended December 31, 1995, the Partnership signed an agreement to sell the Walker House Apartments to an unrelated third party for $10,650,000. The proposed sale is subject to the satisfactory completion of due diligence by the buyer. Consequently, there are no assurances that this sale transaction will be consummated. The Partnership would recognize a sizable gain for both book and tax purposes if this transaction is completed.

       Summarized operating results of the joint ventures, for the periods indicated, are as follows. The operating results for the three and nine months ended September 30,1995 do not include any for the Hudson partners joint venture because the Partnership was not entitled to any share of the venture's operations in accordance with the joint venture agreement through the date of the sale of the Partnership's interest.

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
         For the three and nine months ended September 30, 1995 and 1994
                                 (in thousands)

                                    Three Months Ended      Nine  Months Ended
                                     September 30,            September 30,
                                    1995        1994        1995        1994
     Rental revenues
       and expense recoveries      $1,798      $1,970      $5,378      $5,814
     Interest and other income         18          35          47         114
                                   ------      ------      ------      ------
                                    1,816       2,005       5,425       5,928

     Property operating expenses      768         801       2,254       2,347
     Real estate taxes                149         177         442         506
     Interest expense                 545         651       1,650       1,947
     Depreciation and amortization     416        390       1,252       1,233
                                  --------     ------     -------     -------
                                    1,878       2,019       5,598       6,033
                                  -------      ------     -------     -------
     Net income (loss)            $   (62)     $  (14)    $  (173)    $  (105)
                                  =======      ======     =======     =======

     Net income (loss):
      Partnership's share of
        combined income (loss)    $   (61)    $   (17)    $  (171)    $   (93)
      Co-venturers' share of
        combined income (loss)         (1)          3          (2)        (12)
                                  -------     -------     --------    -------
                                  $   (62)    $   (14)    $   (173)   $  (105)
                                  =======     =======     ========    ========

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

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As discussed in the Annual Report, during the first quarter of fiscal 1996 the Partnership agreed to the sale of its interest in the Hudson Apartments located in Tyler, Texas. On September 12, 1995, the Partnership completed the sale of its joint venture interest in the Hudson Apartments for $350,000 to its co-venture partner. While such proceeds are substantially less than the amount of the Partnership's original investment in the venture, of $2,600,000, management believes that the offer is reflective of the current fair market value of the Partnership's interest. In the mid-to-late 1980s, the Hudson joint venture was unable to meet its contractual debt service requirements. As a result, the venture entered into several debt modifications aimed at alleviating the need for the Partnership to fund cash flow deficits. In October 1990, in order to take advantage of a discounted debt pay-off offer from the existing mortgage lender and to avoid possibly losing the property through foreclosure proceedings, the venture admitted a new partner who contributed the $600,000 necessary to complete the proposed refinancing transaction. Although this recapitalization saved the property from likely foreclosure, it resulted in a 50% dilution of the Partnership's interest and created a 15% preferred return on the new partner's $600,000 investment. Based on current market factors, management did not foresee significant appreciation in the value of the Partnership's interest in the Hudson joint venture in the near-term. Furthermore, since the venture's new mortgage financing was expected to have a five-year prohibition on prepayment, and thereafter any sale of the property would require the consent of the co-venturer, management believed that it was an opportune time to sell the Partnership's investment. The Partnership made a special distribution to the Limited Partners of $23 per original $1,000 Unit, or approximately $768,000, on November 15, 1995, which represented the Hudson sale proceeds plus an amount of cash reserves that was in excess of expected future requirements.

      The current operations of the Partnership's two remaining investment properties, the Portland Center and Walker House apartment complexes, reflect the generally improving conditions in the real estate markets for multi-family residential properties across the country, as previously reported. The implementation of capital improvements at Portland Center, which are discussed further below, has allowed management to increase rents and add value to this property. Accordingly, management will likely not consider the sale of the
Portland  Center  property  in  the  near  term,  at  least  until  the  capital improvement program is substantially completed and the effects of the improvements are fully reflected in the asking rents for the apartment units. With respect to the Walker House property, management decided to test the market to determine if a favorable sale opportunity might exist in light of the current market conditions. The Partnership started formally marketing the property for sale in September 1995. Subsequent to the end of the third fiscal quarter, the Partnership signed an agreement to sell the property to an unrelated third party for $10,650,000. Net proceeds from such a transaction, after repayment of the venture's $5 million mortgage loan and transaction closing costs would be payable primarily to the Partnership in accordance with the joint venture agreement. The proposed sale is subject to the satisfactory completion of due diligence by the buyer. Consequently, there are no assurances that this sale transaction will be consummated.

      As discussed further in the Annual Report, management is currently in the process of using the excess cash reserves from the December 1993 Portland Center HUD loan refinancing to complete a major renovation program at the Portland Center property, which includes upgrades to the common areas and many individual units. The property's individual apartment units are being upgraded on a turnover basis. Management expects to be able to lease the renovated units at substantial rate increases. Approximately 35% of the property's total units have been upgraded to date, and rental rate increases averaging greater than 10% have been achieved on these units. During fiscal 1995, management learned that the City of Portland is proposing the development of a light rail system that may result in a rail line extension along the street in front of the Portland Center Apartments. As a result, the Partnership, through the on-site management team, has organized a coalition of interested property owners to attempt to secure a line extension decision and to suggest design alternatives that would have the most beneficial impact to Portland Center and the surrounding area.


       Excess cash flow distributions from the Walker House and Portland Center investment properties totalled $784,000 and $672,000 for the nine months ended December 31, 1995 and 1994, respectively. Because of the continued improvement in cash flow at the Partnership's two remaining properties, and the expectation that it will continue in the future, the Partnership instituted the payment of quarterly cash distributions during fiscal 1995. The first payment was made on November 15, 1994 for the quarter ended September 30, 1994. The initial payment to the Limited Partners was based upon a 3% annual return on remaining invested capital. The annualized distribution rate has been increased by 0.25% each quarter since September 1994 and reached 4.25% for the quarter ended December 31, 1995. Management expects to maintain the distribution rate at 4.25% on the remaining invested capital of $532 per original $1,000 Unit for the fourth quarter of fiscal 1996 and all of fiscal 1997, unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in projecting the planned distribution rate.

     At December 31, 1995, the Partnership had available cash and cash equivalents of approximately $673,000. Such cash and cash equivalents, along with the expected operating cash flow from the Partnership's joint venture investments, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the two remaining investment properties.

Results of Operations
Three Months Ended December 31, 1995

      For the three months ended December 31, 1995, the Partnership reported a net loss of $95,000 as compared to a net loss of $9,000 for the same period in the prior year. The adverse change in net operating results for the third quarter of fiscal 1996 was caused by an increase in the Partnership's share of ventures' losses along with an increase in general and administrative expenses. The increase in the Partnership's share of ventures' losses was mainly due to an increase in the net losses recognized by the Portland Center joint venture. The venture's net losses increased as a result of increases in operating expenses and depreciation expense related to the ongoing upgrading and capital improvement program discussed further above. A portion of the increase in operating expenses at Portland Center was due to a significant increase in advertising and other media expenses which have resulted from efforts to re-lease the renovated apartment units. The increase in expenses at Portland Center was partially offset by increased rental revenues at both Portland Center and Walker House for the three-month period. Partnership's general and administrative expenses increased by $19,000 primarily due to an increase in required professional services.

Nine Months Ended December 31, 1995

     For the nine months ended December 31, 1995, the Partnership reported a net loss of $208,000 as compared to a net loss of $94,000 for the same period in the prior year. The increase in net loss for the current nine-month period is primarily the result of increases in the Partnership's share of ventures' losses and management fees. The Partnership's share of the combined losses from its two remaining investment properties increased by $91,000 for the current nine-month period mainly as a result of increased operating expenses and depreciation expense at Portland Center related to the ongoing upgrading and capital improvement program discussed further above. The increase in expenses at Portland Center was partially offset by improved rental revenues at both Portland Center and Walker House, as well as a decline in utilities and other operating expenses at the Walker House joint venture. In addition, the Partnership's share of ventures' losses in fiscal 1995 included a portion of the net loss of the Hudson joint venture. The Partnership stopped recognizing such losses in fiscal 1996 once the agreement to sell the venture interest was reached because the investment had been written down to the agreed upon sale price and the partnership was not entitled to any share of the fiscal 1996 net cash flow under the terms of the joint venture agreement through the date of the sale transaction. Partnership management fees increased by $38,000 for the current nine-month period as a result of the reinstatement of quarterly distributions during the second half of fiscal 1995.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second PW Growth Properties, Inc. and Properties Associates, which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in Paine Webber Growth Properties Two LP. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Second PW Growth Properties, Inc. and Properties Associates and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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

Date:  February 13, 1996