Form 10-K405
period 1996-03-31
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1996-07-01
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: MARCH 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                        DOCUMENTS INCORPORATED BY REFERENCE
Documents                                             Form 10-K Reference
Prospectus of registrant dated                              Part IV
October 6, 1983, as supplemented


Current Report on Form 8-K of                               Part IV
registrant dated March 13, 1996

                    PAINE WEBBER GROWTH PROPERTIES TWO LP
                                1996 FORM 10-K

                              TABLE OF CONTENTS


Part   I                                                                 Page

Item  1        Business                                                   I-1

Item  2        Properties                                                 I-3

Item  3        Legal Proceedings                                          I-3

Item  4        Submission of Matters to a Vote of Security Holders        I-4

Part  II

Item  5        Market for the Partnership's Limited Partnership Interests
                  and Related Security Holder Matters                    II-1

Item  6        Selected Financial Data                                   II-1

Item  7        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                              II-2

Item  8        Financial Statements and Supplementary Data               II-5

Item  9        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 II-5

Part III

Item  10       Directors and Executive Officers of the Partnership      III-1

Item  11       Executive Compensation                                   III-3

Item  12       Security Ownership of Certain Beneficial
                  Owners and Management                                 III-3

Item  13       Certain Relationships and Related Transactions           III-3

Part  IV

Item  14       Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                    IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-36

                                    PART I

Item 1.  Business

      Paine Webber Growth Properties Two LP (the "Partnership") is a limited partnership formed in June 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a portfolio of rental apartment and commercial properties which had potential for near-term capital appreciation. It is the Partnership's intention to enhance the value of the properties through the use of capital reserves and by reinvesting cash flow from operations. The Partnership sold $33,410,000 in Limited Partnership Units (33,410 Units at $1,000 per Unit) from October 6, 1983 to October 5, 1984 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-84814). Limited Partners will not be required to make any additional capital contributions. Net proceeds of the Partnership's offering were originally invested in four operating properties through joint venture partnerships. Through March 31, 1996, three of these investments had been sold, including two during fiscal 1996.

      As of March 31, 1996, the Partnership owned, through a joint venture partnership, an interest in the operating property set forth below:

Name of Joint Venture                     Date of
Name and Type of Property                Acquisition     Type of
Location                      Size       of Interest     Ownership (1)
- --------------------------    ----       -----------    --------------------
Oregon Portland Associates    525        4/26/84        Fee ownership of land
Portland Center, Apartment    apartment                 and improvements
and Office Complex            units and                 (through joint venture)
Portland, Oregon              28,328
                              sq. ft.
                              office
                              space

 (1)See Notes to the Financial Statements of the Partnership filed in Item 14(a)(1) of this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investment and for a description of the agreement through which the Partnership has acquired this real estate investment.

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

      The primary investment objective of the Partnership is capital appreciation. The Partnership may sacrifice attainment of its other objectives to the extent required to achieve the capital appreciation objective. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investment, the Portland Center Apartments, which comprised 41% of the Partnership's original investment portfolio. The amount of such proceeds will ultimately depend upon the value of the underlying investment property at the time of such liquidation, which cannot be determined at the present time. Of the three investments that the Partnership has sold to date, two have been sold at sizable gains on the original investment and the third was sold at a sizable loss. In September 1986, the joint venture which owned The Hamlet, an 864-unit apartment property located in Montgomery Village, Maryland, sold the property to an unrelated third party for $38 million, which consisted of $36 million in cash and a $2 million second mortgage note. The Hamlet Apartments had been purchased by the Partnership's joint venture investee in 1984 for $26.8 million. The Partnership received a distribution of almost $13 million in 1986 from the cash proceeds of the sale. Through September 1991, when the second mortgage note receivable matured, the Partnership had received an additional $2.4 million in principal and interest payments from the note. In September 1995, the Partnership sold its interest in Hudson Partners, which owned the Hudson Apartments, to the co-venture partner for $350,000. The Hudson Apartments is a 144-unit complex located in Tyler, Texas. While the proceeds received from the sale were substantially below the amount of the Partnership's original investment in the Hudson joint venture, which totalled $2.6 million, management believed that the offer was reflective of the fair value of the Partnership's interest and that it was an opportune time to dispose of this investment. In March 1996, the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party for $10.6 million. The Walker House Apartments, a 196-unit complex located in Montgomery Village, Maryland, had been purchased by the Partnership's joint venture investee for $7.8 million in 1984. After repayment of the existing mortgage debt, transaction costs, and the co-venturer's share of the proceeds, the Partnership received net proceeds of approximately $5.3 million from the sale of Walker House.

      The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Through March 31, 1996, the Limited Partners had received cumulative cash distributions of approximately $16,636,000, or approximately $498 per original $1,000 investment for the Partnership's earliest investors. This return includes distributions totalling $445 per original $1,000 unit from the sale of The Hamlet Apartments, including an amount of $45 per Unit distributed in fiscal 1992 as a result of the collection of the note receivable taken back at the time of the sale. This return also includes distributions totalling $11 per original $1,000 investment from the sale of the Partnership's investment in the Hudson Apartments and $12 per original $1,000 investment from a distribution of Partnership reserves that exceeded future reserve requirements. Subsequent to year-end, on May 15, 1996, the Partnership distributed $5.3 million to the Limited Partners, or $159 per original $1,000 investment, representing the Walker House net sale proceeds. As noted above, the Partnership continues to retain an ownership interest in one operating investment property. During fiscal 1996, improved conditions in the real estate markets for multi-family apartment properties favorably impacted the performance of the Portland Center Apartments. The remaining apartment property in the Partnership's portfolio is generating excess cash flow from operations after payment of operating expenses and debt service obligations which is being used to cover the Partnership's operating expenses and for distributions to the partners. Subsequent to the distribution of the Walker House sale proceeds, the Partnership expects to make regular quarterly distribution payments at a rate of 4.25% per annum on remaining invested capital of $373 per original $1,000 investment.

      The Portland Center investment property is located in a real estate market in which it faces significant competition for the revenues it generates. The apartment complex competes with numerous projects of similar type, generally on the basis of price, location and amenities. The property also competes with the local single-family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period. The Portland Center property also has a small amount of leasable commercial space. The property competes for long-term commercial tenants with a number of other properties generally on the basis of price, location and tenant improvement allowances.

      The Partnership is engaged solely in the business of real estate investment; therefore, a presentation of information about industry segments is not applicable. The Partnership has no real estate investments located outside the United States.

      The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

      The general partners of the Partnership (the "General Partners") are Second PW Growth Properties, Inc. and Properties Associates. Second PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber, is the managing general partner of the Partnership. The associate general partner is Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner.

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

      Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                        Percent Occupied At
                            -------------------------------------------------
                                                                      Fiscal
                                                                      1996
                            6/30/95  9/30/95  12/31/95  3/31/96       Average
                            -------  -------  --------  -------      --------

Walker House Apartments       98%      98%       98%    N/A (1)       N/A (1)

Portland Center               91%      91%       93%       94%        92%

The Hudson Apartments         97%    N/A (2)    N/A (2)   N/A (2)    N/A (2)

(1) The Walker House Apartments property was sold on March 13, 1996.

(2) The Partnership sold its interest in The Hudson Apartments on September 12, 1995.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in PaineWebber Growth Properties Two LP.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentations and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $3.4 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

       Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

       The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At March 31, 1996 there were 3,157 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

      Effective for the second quarter of fiscal 1995, the Partnership began distributions to the Limited Partners equivalent to a 3% annualized rate of return on the remaining invested capital. The distribution rate was increased gradually in subsequent quarters to its current stabilized rate of 4.25% per annum for the quarter ended March 31, 1996. Reference is made to Item 6 below for a disclosure of the amount of cash distributions per Unit made to the Limited Partners during fiscal 1996.

Item 6.  Selected Financial Data

                      PaineWebber Growth Properties Two LP
         For the years ended March 31, 1996, 1995, 1994, 1993 and 1992
                    (in thousands, except for per Unit data)

                         1996       1995        1994         1993        1992
                         ----       ----        ----         ----        ----

Revenues              $   259    $    227     $   201    $    202    $    223

Operating income
 (loss)               $   (51)   $   (65)     $  (15)    $    22     $     19

Partnership's share of
 ventures' losses     $  (134)   $   (161)    $  (309)   $   (867)    $(1,244)

Partnership's share of
 gain on sale of
 operating investment
 property             $ 4,226           -           -           -           -

Loss on writedown
 of investment to
 fair value                 -    $ (2,019)          -           -           -

Net income (loss)     $ 4,041    $ (2,245)    $  (324)   $   (845)    $(1,225)

Per Limited Partnership Unit:

 Net income (loss)    $117.36    $ (66.54)   $  (9.60)   $ (25.05)    $(36.30)

 Cash distributions:
   Operations        $  21.26    $    8.68         -            -           -
   Sales  and
    other capital
    proceeds         $  23.00           -          -            -    $  45.00

Total assets         $  6,726    $  4,180    $  6,671   $   7,021    $  7,864

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership offered limited partnership interests to the public from October 1983 to October 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $33,410,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $26,690,000 was initially invested in three joint ventures which owned four operating investment properties. To date, the Partnership has made additional advances of approximately $1.7 million to the three joint ventures, including approximately $7,000 in fiscal 1996. Through March 31, 1996, three of the four original investments had been sold, including two during fiscal 1996, which transactions are discussed further below. The sale of one of the original investment properties in September of 1986 resulted in the return of $13,364,000 to the Limited Partners in November of 1986 and the return of approximately $1,503,000 to the Limited Partners during fiscal 1992 as a result of the maturity of a note received at the time of the sale. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its remaining joint venture investment in accordance with the joint venture agreement. The Partnership's primary objective has been to achieve long-term capital appreciation of the operating investment properties through property upgrades and subsequent rental income increases.

       On March 13, 1996, the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party for $10,650,000. The existing mortgage balance of $5,011,000 was paid off in conjunction with the sale, and the venture paid closing costs of approximately $364,000. In addition, the joint venture had excess cash as of the date of the sale in the amount of approximately $235,000. The net proceeds available after the sale transaction totalled approximately $5.5 million, of which the co-venture partner was entitled to $220,000 under the terms of the joint venture agreement. The Partnership received the remainder of the net sale proceeds of approximately $5.3 million. The operations of the Walker House apartment complex over the past several years have reflected the generally improving conditions in the real estate markets for multi-family residential properties across the country. Over the past year, average monthly rental rates at Walker House had increased by approximately 2.5% to a level of $753 per apartment unit. Management believed that with the property performing favorably it was an appropriate time to market the property for sale. The Partnership began formally marketing the Walker House property for sale in September 1995. After receiving significant interest from a number of parties, the joint venture successfully consummated the transaction described above. The Partnership's share of the net proceeds was distributed to the Limited Partners as a special distribution in the amount of approximately $5,312,000, or $159 per original $1,000 investment, paid concurrently with the regular quarterly distribution on May 15, 1996.

      During the first quarter of fiscal 1996, the Partnership agreed to the sale of its interest in the Hudson Apartments, located in Tyler, Texas, to its co-venture partner. On September 12, 1995, the Partnership completed the sale of its joint venture interest in the Hudson Apartments for $350,000. While such proceeds were substantially less than the amount of the Partnership's original investment in the venture, of $2.6 million, management believed that the offer was reflective of the current fair market value of the Partnership's interest. In the mid-to-late 1980s, the Hudson joint venture was unable to meet its contractual debt service requirements. As a result, the venture entered into several debt modifications aimed at alleviating the need for the Partnership to fund cash flow deficits. In October 1990, in order to take advantage of a discounted debt pay-off offer from the existing mortgage lender and to avoid possibly losing the property through foreclosure proceedings, the venture admitted a new partner who contributed the $600,000 necessary to complete the proposed refinancing transaction. Although this recapitalization saved the property from likely foreclosure, it resulted in a 50% dilution of the Partnership's interest and created a 15% preferred return on the new partner's $600,000 investment. Based on current market factors, management did not foresee significant appreciation in the value of the Partnership's interest in the Hudson joint venture in the near-term. Furthermore, since the venture's new mortgage financing was expected to have a five-year prohibition on prepayment, and thereafter any sale of the property would require the consent of the co-venturer, management believed that it was an opportune time to sell the Partnership's investment. The Partnership made a special distribution to the Limited Partners of approximately $768,000, or $23 per original $1,000 Unit, on November 15, 1995, which represented the Hudson sale proceeds plus an amount of cash reserves that was in excess of expected future requirements.

       The Partnership's remaining investment is a majority interest in the Portland Center Apartments, a 525-unit high-rise apartment building located in Portland, Oregon, which also contains 28,000 square feet of leasable commercial space. The investment in the Portland Center joint venture comprised 41% of the Partnership's original investment portfolio. As previously reported, management is currently in the process of using the excess cash reserves from the December 1993 Portland Center HUD loan refinancing to complete a major renovation program at the property, which includes upgrades to the common areas and many individual units. The property's individual apartments units are being upgraded on a turnover basis. Management expects to be able to lease the renovated units at substantial rental rate increases. Approximately 38% of the property's total units have been upgraded to date, and rental rate increases averaging 10% have been achieved on these units. The venture has over $2 million remaining in the replacement reserve escrow to cover the costs of completing the planned renovation program, which will continue throughout calendar year 1996. As previously reported, during fiscal 1995 management learned that the City of Portland is currently proposing the development of a light rail system that may result in a rail line extension along the street in front of the Portland Center Apartments. As a result, the Partnership, through the on-site management team, has a representative on the coalition of interested property owners which is seeking to secure a line extension decision and to suggest design alternatives that would have the most beneficial impact to Portland Center and the surrounding area.

       The implementation of the planned capital improvements at Portland Center is expected to support management's ability to increase rents and add value to the property. Accordingly, management will likely not consider the sale of the Portland Center property in the near term, at least until the capital improvement program is substantially completed and the effects of the improvements are fully reflected in the asking rents for the apartment units. The mortgage debt obtained by the Portland Center joint venture in December 1993 contained a five-year prohibition on prepayment. Beginning in December 1998, the loan becomes prepayable with a prepayment penalty which begins at 5% of the outstanding principal balance and declines by 1% annually over the next five years. While the loan cannot be prepaid prior to December 1998, it could be assumed by a buyer of the property for a 1% fee, subject to the lender's approval. As noted above, management has no current plans to market the Portland Center property for sale as a result on the ongoing renovation program. However, if the renovation program and rental rate increases are fully implemented prior to the end of the debt prepayment restriction period, the requirement that a buyer would have to assume the outstanding mortgage obligation could limit management's ability to effectively market the property for sale prior to December 1998. Nonetheless, the sales of the Walker House Apartments and the Partnership's interest in the Hudson joint venture have positioned the Partnership for a possible liquidation within the next 2 to 3 years. However, there are no assurances that the Partnership will be able to successfully dispose of its remaining investment under favorable conditions within this time frame. Management's hold versus sell decisions with respect to the investment in Portland Center will be based on an assessment of the impact on the overall returns to the Limited Partners.

      The Partnership received distributions from the Portland Center joint venture totalling approximately $973,000 during fiscal 1996. Improved cash flow from operations is expected to be generated by the Portland Center joint venture in fiscal 1997 as the capital improvement program continues. At March 31, 1996, the Partnership had available cash and cash equivalents of approximately $6,278,000. Such cash and cash equivalents include the proceeds of the Walker House sale transaction discussed further above. As noted above, a special distribution of these proceeds totalling $5.3 million was made to the Limited Partners subsequent to year-end. The remainder of such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on a short-term and long-term basis. Cash flow from Portland Center is expected to be sufficient to cover the Partnership's operating expenses and permit the payment of quarterly distributions at a rate of 4.25% per annum on the $373 remaining portion of a Limited Partner's original $1,000 investment. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the remaining investment property.

Results of Operations
1996 Compared to 1995

      The Partnership reported net income of $4,041,000 for the year ended March 31, 1996, compared to a net loss of $2,245,000 for the prior year. The favorable change in the Partnership's net operating results is primarily the result of the gain of $4,226,000 on the sale of the Walker House Apartments in fiscal 1996 and the write down of the carrying value of the Partnership's investment in the Hudson joint venture, of $2,019,000, which was recorded in fiscal 1995, as discussed further above. In addition, a decrease in the Partnership's operating loss of $14,000 and a decrease in the Partnership's share of ventures' losses of $27,000 also contributed to the change in net operating results between fiscal 1996 and 1995. Operating loss decreased mainly due to an increase in interest income of $18,000 and a decrease in general and administrative expenses of $24,000. Interest income increased as a result of a higher average outstanding cash balance during the current year due to the receipt of proceeds from the sale of the Hudson and Walker House investments and an increase in the operating cash flow distributions from the Portland Center joint venture. The decrease in general and administrative expenses is primarily attributable to lower professional fees being incurred in the current year for the completion of the annual independent valuation of the Partnership's operating properties. The favorable changes in operating loss were partially offset by an increase in management fees for fiscal 1996. The Adviser began to earn management fees in the second half of fiscal 1995 with the commencement of regular quarterly operating cash flow distributions.

      The Partnership's share of ventures' losses decreased in the current year mainly as a result of a reduction in net losses from the Hudson joint venture due to the sale of the Partnership's interest in September 1995, as discussed further above. A slight increase in net loss at the Portland Center joint venture of $15,000 was almost entirely offset by an increase in net income from the Walker House joint venture. Net income from Walker House increased mainly due to an additional two and one-half months of operations being recorded in fiscal 1996 in order to eliminate the three month reporting lag through the date of the sale in March 1996. Net loss at Portland Center increased slightly due to additional depreciation and repairs and maintenance expenses associated with the renovation program in progress at the property, as discussed further above. Such incremental expenses offset a 6% increase in the venture's gross revenues. Average occupancy at Portland Center actually decreased from 93% for calendar 1994 to 91% for calendar 1995 due to management's initiative to increase rental rates in order to turn over the apartment units to accelerate the pace of the interior unit renovations at the property. Management has stepped up its marketing efforts as the unit renovation program has progressed, and occupancy had increased to 94% for the quarter ended March 31, 1996.

1995 Compared to 1994

     The Partnership reported a net loss of $2,245,000 for the year ended March 31, 1995, compared to a net loss of $324,000 for fiscal 1994. The increase in net loss is primarily the result of a write-down of $2,019,000 which the Partnership recorded in fiscal 1995 to adjust the carrying value of the Hudson investment to $350,000, as discussed further above. An increase of $50,000 in the Partnership's operating loss also contributed to the increase in net loss for fiscal 1995. Operating loss increased due to increases in management fees and general and administrative expenses. The Partnership incurred management fees in the amount of $29,000 for fiscal 1995. As a result of the commencement of regular quarterly distributions of operating cash flow in fiscal 1995, the Adviser began to earn asset management fees in an amount equal to approximately 10% of the distributable cash of the Partnership. An increase of approximately $34,000 in interest income on Partnership cash reserves offset the increase in management fees. The increase in interest income can be attributed to higher average cash balances and slightly higher interest rates during fiscal 1995. General and administrative expenses increased by $47,000 in fiscal 1995, mainly due to higher professional fees related to the completion of an independent valuation of the Partnership's operating properties which began in late fiscal 1994.

     A significant decline in the Partnership's share of ventures' losses, from $309,000 in fiscal 1994 to $161,000 in fiscal 1995, partially offset the Hudson write-down and the increase in the Partnership's operating loss. Operating results at Portland Center for calendar 1994 showed the most improvement among the joint ventures, with a $390,000 increase in revenues over the prior year. As discussed further above, such increases in rental income are attributable to rental rate increases implemented at the property in conjunction with the ongoing renovation program. Occupancy at Portland Center actually declined during the fourth quarter of fiscal 1995 to 89% as management implemented a program to accelerate tenant turnover in order to complete the renovation program more quickly. Revenues were up slightly at the Walker House and Hudson Apartments as well during calendar 1994. Both properties maintained occupancy levels in the high 90's throughout calendar 1994 while implementing small rental rate increases. The favorable changes in revenues were offset, in part, by an increase in mortgage interest expense at Portland Center of $286,000 as a result of the increase in the mortgage loan balance as a result of the December 1993 refinancing. Despite a significant reduction in the interest rate on the Portland Center loan, interest and related charges exceed their prior level due to the higher principal balance and the payment of mortgage insurance premiums required under the HUD financing agreement. Property operating expenses at Portland Center also increased mainly due to the capital improvement program, which included significant repairs and maintenance expenses.

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

Inflation

      The  Partnership  completed  its twelfth full year of operations in fiscal
1996. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment property. Tenants at the Partnership's apartment complex have short-term leases, generally of six months to one year in duration. Rental rates at the property can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned-over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

Item 8.  Financial Statements and Supplementary Data

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
  Name                        Office                        Age     to Office

Lawrence A. Cohen       President and Chief
                         Executive Officer                  42       5/15/91
Albert Pratt            Director                            85       6/1/83 *
J. Richard Sipes        Director                            49       6/9/94
Walter V. Arnold        Senior Vice President and
                         Chief Financial Officer            48       10/29/85
James A. Snyder         Senior Vice President               50       7/6/92
John B. Watts III       Senior Vice President               43       6/6/88
David F. Brooks         First Vice President and
                         Assistant Treasurer                53       6/1/83 *
Timothy J. Medlock      Vice President and Treasurer        35       6/1/88
Thomas W. Boland        Vice President                      33       12/1/91

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

      John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 17 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

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

      Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      The Partnership began paying cash distributions to the Unitholders on a quarterly basis at a rate of 3% per annum on the remaining invested capital effective for the second quarter of fiscal 1995. The annual rate has been increased gradually in subsequent quarters to the current stabilized level of 4.25% per annum for the quarter ended March 31, 1996. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

      The General Partners of the Partnership are Second PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates (the "Associate General
Partner"), a Massachusetts general partnership, certain general partners of which are also officers of PaineWebber Properties Incorporated (the "Adviser") and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. In addition, the General Partners and their affiliates are reimbursed for their direct expenses relating to the offering of units, the administration of the Partnership and the operations of the Partnership's real property investments.

      All distributable cash, as defined, for each fiscal year will be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee of up to 1% of the gross offering proceeds outstanding. However, during the quarter ended June 30, 1991 the Partnership reached a limitation on the cumulative amount of management fees that can be earned by the Adviser under the terms of the original Prospectus. Future management fees will only be earned in an amount equal to 10% of the Distributable Cash, as defined, generated by the Partnership. During the second half of fiscal 1995, the Partnership instituted the payment of quarterly distributions and, as a result, the Adviser was paid management fees of $71,000 and $29,000 for fiscal 1996 and fiscal 1995, respectively.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1996 is $69,000 representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended March 31, 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

      (b) A Current Report on Form 8-K dated March 13, 1996 was filed during the last quarter of fiscal 1996 to report the sale of the Partnership's Walker House investment property and is hereby incorporated by reference.

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


Dated:  June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.





By:/s/ Albert Pratt                   Date: June 28, 1996
   ----------------                         -------------
   Albert Pratt
   Director




By: /s/ J. Richard Sipes              Date: June 28, 1996
   --------------------                     -------------
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

                              INDEX TO EXHIBITS


                                                    Page Number in the Report
Exhibit No.  Description of Document                Or Other Reference
- -----------  ------------------------               -------------------------

(3) and (4)   Prospectus of the Partnership          Filed with the Commission
              dated October 6, 1983, as              pursuant to Rule 424(c)
              supplemented, with particular          and incorporated
              reference to the Restated              herein by reference.
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission
              filed as exhibits to registration      pursuant to Section 13 or
              statements and amendments thereto      15(d) of the Securities
              of the registrant together with all    Act of 1934 and
              such contracts filed as exhibits of    incorported herein
              previously filed Forms 8-K and         by reference.
              Forms 10-K are hereby incorporated
              herein by reference.


(13)          Annual Report to Limited Partners      No Annual  Report for the
                                                     fiscal year 1996  has been
                                                     sent  to the Limited
                                                     Partners. An Annual Report
                                                     will be  sent to the
                                                     Limited Partners
                                                     subsequent to this filing.


(22)          List of subsidiaries                   Included  in  Item  I  of
                                                     Part I of this Report
                                                     Page   I-1,   to which
                                                     reference  is hereby made.

(27)          Financial Data Schedule                Filed  as the  last  page
                                                     of EDGAR submission
                                                     following the Financial
                                                     Statements  and Financial
                                                     Statement Schedule required
                                                     by Item 14.

                          ANNUAL REPORT ON FORM 10-K

                     Item 14(a)(1) and (2) and Item 14(d)

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


Reference

Paine Webber Growth Properties Two LP:

   Reports of independent auditors                                      F-3

   Balance sheets as of March 31, 1996 and 1995                         F-5

   Statements of operations for the years ended March 31, 1996,
     1995 and 1994                                                      F-6

   Statements of changes in partners' capital (deficit) for the years
   ended March 31, 1996, 1995 and 1994                                  F-7

   Statements of cash flows for the years ended March 31, 1996,
      1995 and 1994                                                     F-8

   Notes to financial statements                                        F-9

   Schedule III-Real Estate and Accumulated Depreciation                F-19

Oregon Portland Associates:

   Report of independent auditors                                       F-20

   Balance sheets as of December 31, 1995 and 1994                      F-21

   Statements of operations for the years ended December 31, 1995,
      1994 and 1993                                                     F-22

   Statements of changes in venturers' capital (deficit) for the
      years ended December 31, 1995, 1994 and 1993                      F-23

   Statements of cash flows for the years ended December 31, 1995,
     1994 and 1993                                                      F-24

   Notes to financial statements                                        F-25

Montgomery Village HWH Associates:

   Independent Auditors' Report                                         F-29

   Balance sheets as of December 31, 1995 and 1994                      F-30

   Statements of operations for the years ended December 31, 1995,
     1994 and 1993                                                      F-31

                          ANNUAL REPORT ON FORM 10-K

                     Item 14(a)(1) and (2) and Item 14(d)

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                 (continued)


                                                                 Reference




   Statements of changes in partners' equity for the years
      ended December 31, 1995, 1994 and 1993                           F-32

   Statements of cash flows for the years ended December 31, 1995,
      1994 and 1993                                                    F-33

   Notes to financial statements                                       F-34




   Other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties Two LP:

     We have audited the accompanying balance sheets of PaineWebber Growth Properties Two LP as of March 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Montgomery Village HWH Associates, which statements reflect 0% and 24% of the Partnership's total assets as of March 31, 1996 and 1995, respectively, and 36%, 27% and 14% of the Partnership's share of ventures' losses for the years ended March 31, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Montgomery Village HWH Associates as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Growth Properties Two LP at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                              /s/ Ernst & Young LLP
                              ERNST & YOUNG LLP




Boston, Massachusetts
June 19, 1996

                          Reznick Fedder & Silverman
                         Certified Public Accountants
                     217 East Redwood Street, Suite 1900
                             Baltimore, MD 21202



                         INDEPENDENT AUDITORS' REPORT



The Partners
Montgomery Village HWH Associates:

     We have audited the accompanying balance sheets of Montgomery Village HWH Associates as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Village HWH Associates as of December 31, 1995 and 1994 and the results of its operations, the changes in partners' equity and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






                              /s/Reznick Fedder & Silverman
                                 Reznick Fedder & Silverman


Baltimore,  Maryland
January 5, 1996, except for Note E,
as to which the date is
March 13, 1996

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

                                BALANCE SHEETS
                           March 31, 1996 and 1995
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                      1996              1995
                                                      ----              ----

Investments in joint ventures, at equity         $       257        $   2,777
Investment held for sale                                   -              350
Cash and cash equivalents                              6,278            1,053
Accounts receivable                                      191                -
                                                  ----------        ---------
                                                  $    6,726        $   4,180
                                                  ==========        =========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses             $       46       $       55
                                                  ----------       ----------
       Total liabilities                                  46               55

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net income (losses)                          9             (111)
   Cash distributions                                    (10)              (3)

  Limited Partners ($1,000 per Unit,
  33,410 Units outstanding):
   Capital contributions, net of offering costs       29,778           29,778
   Cumulative net losses                              (6,462)         (10,383)
   Cumulative cash distributions                     (16,636)         (15,157)
                                                  ----------      -----------
         Total partners' capital                       6,680            4,125
                                                  ----------      -----------
                                                  $    6,726      $     4,180
                                                  ==========      ===========


















                           See accompanying notes.

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

                           STATEMENTS OF OPERATIONS
              For the years ended March 31, 1996, 1995 and 1994
                   (In thousands, except for per Unit data)

                                             1996         1995        1994
                                             ----         ----        ----

Revenues:
   Interest income                       $      68   $      50      $    16
   Reimbursements from affiliate               191         177          185
                                         ---------   ---------      -------
                                               259         227          201

Expenses:
   Management fees                              71          29            -
   General and administrative                  239         263          216
                                         ---------   ---------     --------
                                               310         292          216
                                         ---------   ---------     --------

Operating loss                                 (51)        (65)         (15)

Partnership's share of ventures' losses       (134)       (161)        (309)

Partnership's share of gain on sale of
   operating investment property             4,226           -            -

Loss on write-down of investment
  to fair value                                  -      (2,019)            -
                                         ---------   ---------     ---------

Net income (loss)                        $   4,041     $(2,245)    $   (324)
                                         =========     =======     =========

Per Limited Partnership Unit:

  Net income (loss)                        $ 117.36     $(66.54)    $ (9.60)
                                           ========     =======     ========

  Cash distributions                       $  44.26    $   8.68     $     -
                                           ========     =======     =======


The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each year.
















                           See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1996, 1995 and 1994
                                 (In thousands)

                                        General     Limited
                                        Partners    Partners        Total

Balance at March 31, 1993               $   (85)    $  7,072      $  6,987

Net loss                                     (3)        (321)         (324)
                                        -------     --------      --------

Balance at March 31, 1994                   (88)       6,751         6,663

Net loss                                    (22)      (2,223)       (2,245)

Cash distributions                           (3)        (290)         (293)
                                        -------     --------      --------


Balance at March 31, 1995                  (113)       4,238         4,125

Net income                                  120        3,921         4,041

Cash distributions                           (7)      (1,479)       (1,486)
                                        -------     --------      --------

Balance at March 31, 1996               $     -     $  6,680      $  6,680
                                        =======     ========      ========


























                           See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                 1996        1995      1994
                                                 ----        ----      ----

Cash flows from operating activities:
   Net income (loss)                         $  4,041    $ (2,245) $   (324)
   Adjustments to reconcile net income
   (loss) to net cash
    used in operating activities:
      Partnership's share of gain on sale of
        operating investment property          (4,226)          -         -
      Reimbursements from affiliate              (191)       (177)     (185)
      Partnership's share of ventures' losses     134         161       309
      Loss on write-down of investment to
        fair value                                  -       2,019         -
      Changes in assets and liabilities:
        Accounts payable - affiliates               -           -       (10)
        Accounts payable and accrued expenses      (9)         47       (17)
                                              -------    --------    ------
         Total adjustments                     (4,292)      2,050        97
                                              ------     --------    ------
         Net cash used in operating activities   (251)       (195)     (227)

Cash flows from investing activities:
   Distributions from joint ventures            6,629       1,034       347
   Additional investments in joint ventures      (17)          (7)      (117)
   Proceeds from sale of investment               350           -          -
                                               ------     --------    ------

         Net cash provided by investing
           activities                           6,962       1,027       230

Cash flows from financing activities:
   Distributions to partners                   (1,486)       (293)        -
                                               ------     --------    ------


Net increase in cash and cash equivalents       5,225         539         3

Cash and cash equivalents, beginning of year    1,053         514        511
                                               ------     --------    ------

Cash and cash equivalents, end of year       $  6,278   $   1,053    $   514
                                             ========   =========    =======

















                           See accompanying notes.

                    PAINE WEBBER GROWTH PROPERTIES TWO LP
                        NOTES TO FINANCIAL STATEMENTS


1. General

      Paine Webber Growth Properties Two LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in June 1983 for the purpose of investing in a portfolio of rental apartment and commercial properties which have potential for near-term capital appreciation. The Partnership authorized the issuance of Units (at $1,000 per Unit) of which 33,410, representing capital contributions of $33,410,000, were subscribed and issued between October 1983 and October 1984. The net proceeds of the Partnership's offering were originally invested in four operating investment properties. Through March 31, 1996, three of these investments had been sold. See Note 4 for a further discussion of the Partnership's investments.

2. Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended March 31, 1996. Actual results could differ from the estimates and assumptions used.

      The accompanying financial statements include the Partnership's investments in three joint venture partnerships which own or owned operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. All of the joint venture partnerships are required to maintain their accounting records on a calendar basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the income or loss from the joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 4 for a description of the joint venture partnerships.

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is effective for financial statements for years beginning after December 15, 1995. The Partnership will adopt Statement 121 in fiscal 1997 and, based on current circumstances, does not believe the adoption will have a material effect on results of operations or financial position.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      No provision for income taxes is made in the accompanying financial statements as the liability for such taxes is that of the partners rather than the Partnership.

       The cash and cash equivalents, accounts receivable and accounts payable and accrued expenses appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value due to the short-term maturities of these instruments.

3. The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are Second PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates (the "Associate General
Partner"), a Massachusetts general partnership, certain general partners of which are also officers of PaineWebber Properties Incorporated (the "Adviser") and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. In addition, the General Partners and their affiliates are reimbursed for their direct expenses relating to the offering of units, the administration of the Partnership and the operations of the Partnership's real property investments.

      All distributable cash, as defined, for each fiscal year will be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee of up to 1% of the gross offering proceeds outstanding. However, during the quarter ended June 30, 1991 the Partnership reached a limitation on the cumulative amount of management fees that can be earned by the Adviser under the terms of the original Prospectus. Future management fees are limited further to 10% of the Distributable Cash, as defined, of the Partnership. For the years ended March 31, 1996 and 1995, the Adviser earned $71,000 and $29,000, respectively, in management fees as a result of the commencement of regular quarterly distributions effective for the second quarter of fiscal 1995.

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

      Included in general and administrative expenses for the years ended March 31, 1996, 1995 and 1994 are $69,000, $72,000 and $67,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $3,000, $2,000, and $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the years ended March 31, 1996, 1995 and 1994, respectively.

4. Investments in Joint Venture Partnerships

      As of March 31, 1996, the Partnership has an investment in one joint venture (three at March 31, 1995). Except as noted below, the joint ventures are accounted for on the equity method in the Partnership's financial statements. For income tax reporting purposes, the joint ventures are required to maintain their accounting records on a calendar year basis. As a result, the Partnership accounts for its joint venture investments based on financial information which is three months in arrears to that of the Partnership. On September 12, 1995, the Partnership sold its interest in the Hudson Apartments joint venture to its co-venture partner for $350,000. As of March 31, 1995, the Partnership's investment in the Hudson joint venture was reclassified to investment held for sale and written down to its net realizable value of $350,000. Subsequent to the writedown, the Partnership accounted for this investment on the cost method during the period of time in fiscal 1996 which it took for the sale transaction to be completed. On March 13, 1996, the joint venture which owned the Walker
House Apartments sold the operating investment property to an unrelated third party. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the gain on this transaction was recognized in fiscal 1996. Accordingly, in addition to the operations for the twelve months ended December 31, 1995, the Partnership's share of ventures' losses in fiscal 1996 also reflects the Partnership's share of Walker House operations for the period January 1, 1996 through the date of sale. Such operations in calendar 1996 reflected total revenues of $360,000 and total expenses of $414,000 for a net loss of $54,000, of which the Partnership's share was $53,000.

   Condensed combined financial statements of these joint ventures, for the periods indicated, are as follows. As a result of the transactions described above, the condensed balance sheet as of December 31, 1995 includes only the accounts of the Portland Center joint venture. The condensed combined statement of operations for the year ended December 31, 1995 includes the results of the Portland Center joint venture for calendar 1995 and the results of the Walker House joint venture for the fourteen and one-half months from January 1, 1995 through the date of the sale on March 13, 1996.

                      Condensed Combined Balance Sheets
                          December 31, 1995 and 1994
                                (in thousands)

                                    Assets
                                                            1995        1994

   Current assets                                       $   1,814   $   4,892
   Operating investment property, net                      19,126      31,147
   Other assets                                             3,079         842
                                                        ---------   ---------
                                                        $  24,019   $  36,881
                                                        =========   =========

                      Liabilities and Venturers' Capital

   Current liabilities                                  $     859   $   3,734
   Other liabilities                                          913       2,096
   Long-term mortgage debt, less current portion           22,540      27,656

   Partnership's share of combined capital (deficit)         (183)      3,870
   Co-venturers' share of combined capital (deficit)         (110)      (475)
                                                        ---------   ---------
                                                        $  24,019   $  36,881
                                                        =========   =========

                  Reconciliation of Partnership's Investment
                           March 31, 1996 and 1995
                                (in thousands)
                                                            1996        1995

   Partnership's share of combined capital (deficit)
      at December 31, as shown above                      $  (183)  $   3,870
   Less:  Partnership's share of capital from
      investment held for sale (1)                              -      (2,204)
   Reimbursement of management fees and expenses
      receivable from joint venture (2)                       913       1,415
   Timing difference due to contributions (distributions)
      made subsequent to December 31 (see Note 2)            (473)       (304)
                                                         --------   ---------
   Investments in joint ventures, at equity
      at March 31                                        $    257   $   2,777
                                                         ========   =========


(1)As noted above, as of March 31, 1995 the Partnership's investment in Hudson Partners was recorded as held for sale and was separately classified on the accompanying 1995 balance sheet at its estimated fair value.

(2)In accordance with the Portland Center joint venture agreement, the Partnership recorded reimbursement revenues for the years ended March 31, 1996, 1995 and 1994 of $191,000, $177,000 and $185,000, respectively, for the reimbursement of certain Partnership expenses. The Portland Center joint venture records a comparable reimbursement expense in its statement of operations which is reflected in the Partnership's share of ventures' losses. Accordingly, the accounting for these reimbursements has no material effect on the Partnership's net capital or its results of operations. The reimbursements due the Partnership are payable only out of net cash flow of the operating property and are cumulative to the extent not paid. A cumulative total of $913,000 and $1,415,000 remained unpaid as of March 31, 1996 and 1995, respectively, which is recorded in the joint venture investment balance on the accompanying balance sheet.

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1995, 1994 and 1993
                                 (in thousands)

                                             1995        1994        1993
                                             ----        ----        ----
Revenues:
   Rental revenues and expense recoveries  $ 7,549   $   7,757      $ 7,341
   Interest and other income                   337         233          194
                                           -------   ---------      -------
                                             7,886       7,990        7,535

Expenses:
   Property operating expenses               3,945       3,874        3,767
   Interest expense                          2,373       2,684        2,400
   Depreciation and amortization             1,703       1,621        1,719
                                          --------    --------      -------
                                             8,021       8,179        7,886
                                          --------    --------      -------
Operating loss                                (135)       (189)        (351)

Gain on sale of operating investment
 property                                    4,580           -            -
                                         ---------    --------     --------

Net income (loss)                        $   4,445   $   (189)     $   (351)
                                         =========   =========     ========

Net income (loss):
    Partnership's share of
     combined net income (loss)          $   4,092   $    (161)    $   (309)
    Co-venturers' share of combined
      net income (loss)                        353         (28)         (42)
                                         ---------   ---------     --------
                                         $   4,445   $    (189)    $   (351)
                                         =========   =========     ========

      The Partnership's share of the combined net income (loss) of the joint ventures is presented as follows on the accompanying statements of operations (in thousands):

                                                1995        1994         1993
                                                ----        ----         ----

Partnership's share of ventures' losses       $  (134)    $  (161)    $  (309)
Partnership's share of gain on sale of
  operating investment property                 4,226           -           -
                                             --------     -------   ---------
                                             $  4,092     $  (161)  $    (309)
                                             ========     =======   =========

      Investments in joint ventures, at equity is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the ventures. As a result, substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

      Investments in joint ventures, at equity on the balance sheet at March 31, is comprised of the following investment carrying values (in thousands):

                                                      1996           1995
                                                      ----           ----

   Montgomery Village HWH Associates              $     -        $   1,483
   Oregon Portland Associates                         257            1,294
   Hudson Partners                                      -                - (1)
                                                  -------        --------
                                                  $   257        $   2,777
                                                  =======        =========

(1)As noted above, the Partnership's investment in Hudson Partners was held for sale as of March 31, 1995 (see further discussion below).

   The  cash  distributions   received  from  the  Partnership's  joint  venture
investments during fiscal 1996, 1995 and 1994 are as follows (in thousands):

                                                1996        1995        1994
                                                ----        ----        ----

   Montgomery Village HWH Associates          $ 5,656     $   445     $   347
   Oregon Portland Associates                     973         586           -
   Hudson Partners                                  -           3           -
                                              -------     -------     -------
                                              $ 6,629     $ 1,034     $   347
                                              =======     =======     =======

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

      On March 13, 1996, the Walker House Apartments property was sold to an unrelated third party for $10,650,000. The existing mortgage balance of $5,011,000 was paid off in conjunction with the sale, and the venture paid closing costs of approximately $364,000. In addition, the joint venture had excess cash as of the date of the sale in the amount of approximately $235,000. The net proceeds from this sale totalled approximately $5.5 million, of which the co-venture partner was entitled to $220,000 under the terms of the joint venture agreement. The Partnership received the remainder of the net sale proceeds of approximately $5.3 million. Subsequent to year-end, the
Partnership's share of the net sale proceeds was distributed to the Limited Partners as a special distribution in the amount of $159 per original $1,000 investment paid concurrently with the regular quarterly distribution on May 15, 1996.

      The joint venture agreement provided that distributable net cash flow, to the extent that it exceeded minimums, as defined, would be allocated 99% to the Partnership and 1% to the co-venturer, as a distribution to the partners.

      Taxable income and tax loss from operations in each year were allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Upon sale or refinancing, the Partnership was entitled to an amount equal to its investment in the properties plus a 7% simple, cumulative return per annum on its investment as a first priority, after payment of mortgage debt and any deferred fees then payable. Next, any accrued subordinated management fees were to be paid. Proceeds were then to be applied to the payment of accrued interest and then principal on any outstanding operating notes. The co-venturer was then to receive an amount equal to its remaining investment. Remaining proceeds were to be split between the Partnership and the co-venturer in varying proportions in accordance with the joint venture agreement.

      Taxable income and tax loss resulting from a sale of the properties was allocated between the Partnership and the co-venturer generally as sales proceeds were distributed.

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

      The aggregate cash investment by the Partnership for its interest was approximately $11,097,000 (including acquisition fees of $800,000 paid to the Adviser and $280,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $280,000 were deferred at the time of purchase and were paid to the Adviser out of net cash flow of the joint venture. The apartment complex was acquired subject to nonrecourse mortgage balances totalling approximately $18,493,000 at the time of the closing. During fiscal 1994, the joint venture refinanced its outstanding debt obligation with a new nonrecourse loan in the amount of approximately $23 million issued in conjunction with an insured loan program of the Department of Housing and Urban Development (HUD). The loan, which is fully assumable, has a 35-year maturity and bears interest at a fixed rate of 7.125% per annum. As part of the HUD insured loan program, the joint venture was required to establish escrow accounts for replacement reserves and other required repairs. The balance of these restricted escrow deposits totalled approximately $2.3 million and $3.3 million as of December 31, 1995 and 1994, respectively. The excess loan proceeds, after repayment of the outstanding indebtedness, were used to pay transaction costs and to fund the required escrow accounts.

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

(c) Hudson Partners

      On November 20, 1984 the Partnership acquired an interest in Hudson Partners, a Texas general partnership organized to purchase and operate the Hudson Apartments, a residential apartment complex located in Tyler, Texas with a total of 144 apartment units. The Partnership was a general partner in the joint venture. The Partnership's original co-venture partner was an affiliate of the Trammel Crow organization. The property was purchased on November 20, 1984.

      On October 31, 1989, the co-venturer assigned its entire ownership interest in Hudson Partners to Second PW Growth Properties, Inc., ("Growth II") the Managing General Partner of the Partnership. The assignment included all prior interests, obligations and responsibilities of the original co-venture partner. On October 30, 1990, an amended and restated joint venture agreement was entered into, whereby: the Partnership assigned its entire partnership interest to PaineWebber Hudson Partners, Ltd. ("PW Hudson"), Growth II withdrew from the joint venture, and Hudson Associates Ltd. (Associates) was admitted into the joint venture in exchange for a $600,000 cash capital contribution. PW Hudson was a Texas limited partnership between the Partnership as general partner and Growth II as a limited partner. Associates is an affiliate of Horn-Barlow Companies. During fiscal 1995, the co-venture partner approached the Partnership about the possibility of purchasing the Partnership's interest in the Hudson joint venture in conjunction with the refinancing transaction discussed below. In the first quarter of fiscal 1996, the Partnership agreed to sell its interest in Hudson Partners for $350,000. While such proceeds were substantially below the amount of the Partnership's original investment, management believed that the offer was reflective of the current fair value of the Partnership's interest and that it was an opportune time to dispose of this investment. The completion of this transaction remained contingent upon a potential new mortgage lender advancing sufficient funds to the co-venture partner for the purpose of purchasing the Partnership's interest. Nonetheless, since it was the Partnership's intention to sell its interest, the investment in Hudson Partners was separately classified as an investment held for sale as of March 31, 1995 and its net carrying value was written down to $350,000. The write-down resulted in the recognition of a loss of $2,019,000 in fiscal 1995. On September 12, 1995, the co-venturer closed on the refinancing transaction which provided funds for the consummation of the sale of the Partnership's interest at the agreed upon price of $350,000.

      The aggregate cash investment by the Partnership for its interest was approximately $2,611,000 (including acquisition fees of $183,000 to the Adviser and $66,000 to an affiliate of the co-venturer). In addition, acquisition fees aggregating $88,000 were deferred and paid to the Adviser from distributable net cash flow of the joint venture, as defined. The apartment complex was acquired subject to a nonrecourse mortgage balance of $4,500,000 at the time of the closing. In October 1990, the Partnership paid $3,149,939 on the old mortgage and the remaining principal balance of $1,995,318, plus the accrued and deferred interest balance of $216,566, were forgiven by the lender. A substantial portion of the $3,149,939 payment was funded by a new $2,666,000 nonrecourse mortgage note payable entered into on October 30, 1990, which bore interest at 10% per annum and matured in November 1995.

      The net profits and losses of the joint venture were allocated 99% to the Partnership and 1% to the co-venturer through October 30, 1990. Thereafter, in accordance with the terms of the restated joint venture agreement, income or gain were to be allocated, first, to Associates until such time as it had been allocated cumulative income or gain equal to the cumulative amount, if any, of its Preferred Return, as defined, and LC Preferred Return, if any, as defined, distributed to it during the year, and, second to PW Hudson and Associates until such time as they had been allocated cumulative income or gain equal to, or in proportion to, if there was insufficient income or gain, the respective cumulative distributions to them during the year relative to proceeds from Capital Transactions, as defined. Losses were to be allocated equally between PW Hudson and Associates. Allocations of the joint venture's operations among the partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      The income and losses of PW Hudson in each fiscal year were to be allocated 99.99% to the Partnership and .01% to Growth II. Available cash was first be used to repay interest and principal on Optional Loans, and then distributed 99.99% to the Partnership and .01% to Growth II.

      The joint venture had initially entered into a property management agreement with an affiliate of the original co-venturer. In August of 1990, the Partnership terminated that contract and entered into a property management contract with an affiliate of Associates that provided for a management fee to be paid at the rate of 5% of monthly gross rents, as defined in the agreement.

5.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second PW Growth Properties, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Growth Properties Two LP, PaineWebber, Second PW Growth Properties, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Growth Properties LP, also allege that following the sale of the partnership interests, PaineWebber, Second PW Growth Properties, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Second PW Growth Properties, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO.

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

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentations and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $3.4 million plus punitive damages. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

       Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

6. Subsequent Event

      On May 15, 1996, the Partnership distributed $189,000 to the Limited Partners and $2,000 to the General Partners for the quarter ended March 31, 1996. The Partnership also made a special distribution of $5,312,000 to the Limited Partners, representing the available proceeds from the sale of the Walker House Apartments, as discussed further in Note 4.

Schedule III - Real Estate and Accumulated Depreciation
                       PAINEWEBBER GROWTH PROPERTIES TWO LP

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1995
                                 (In thousands)

                                                 Cost
                                              Capitalized                                                      Life on Which
                                              (Removed)                                                        Depreciation
                             Initial Cost to   Subsequent to  Gross Amount at Which Carried at                 in Latest
                                Partnership   Acquisition          End of Year                                 Income
                                 Buildings &  Buildings &        Buildings &          Accumulated   Date       Statement
 Description  Encumbrances Land Improvements  Improvements  Land Improvements  Total  Depreciation  Acquired   is Computed

Apartment Complex
 Portland,
 Oregon        $22,716     $4,700  $19,453      $6,925     $4,700   $26,378  $31,078    $11,952   4/26/84       7-25 yrs.

Apartment Complex
 Montgomery
 Village, MD     4,953      1,211    7,254         944      1,211     8,198    9,409      3,500    3/9/84       5-30 yrs.
               -------     ------  -------      ------      -----   -------    -----    -------
               $27,669     $5,911  $26,707      $7,869      $5,911  $34,576   $40,487   $15,452
              ========     ======  =======      ======     ======   =======  =======    =======

Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1995 for Federal income tax purposes is approximately $45,096

(B) See Note 4 to the financial statements for a description of the agreements through which the Partnership owns interests in the above properties and for a discussion of the debt encumbering the operating investment properties.

(C) Reconciliation of real estate owned:
                                                      1995        1994        1993
                                                      ----        ----        ----

      Balance at beginning of period                $39,649     $37,738     $36,930
      Increase due to acquisition and improvements      839       1,911         808
      Decrease due to disposals                         (1)           -          -
                                                    -------     -------     -------
      Balance at end of period                      $40,487     $39,649     $37,738
                                                    =======     =======     =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period               $13,832     $12,474     $ 10,989
      Depreciation expense                           1,621       1,358        1,485
      Write-offs due to disposals                       (1)          -            -
                                                   -------     -------     --------
      Balance at end of period                     $15,452     $13,832     $ 12,474
                                                   =======     =======     ========


                        REPORT OF INDEPENDENT AUDITORS



The Partners
Oregon Portland Associates:

       We have audited the accompanying balance sheets of the Oregon Portland Associates (an Oregon General Partnership) as of December 31, 1995 and 1994, and the related statements of operations and changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Portland Associates at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.






                                /s/ Ernst & Young LLP
                                ERNST & YOUNG LLP


Boston, Massachusetts
January 30, 1996

                          OREGON PORTLAND ASSOCIATES
                       (AN OREGON GENERAL PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1995 and 1994
                                (In thousands)

                                    Assets
                                                            1995         1994
Current assets:
   Cash and cash equivalents                            $     939    $    152
   Tenant receivables                                           9           9
   Repair escrow deposits                                      32       1,042
   Mortgage escrow deposits - restricted                      359         320
   Tenant security deposits - held in trust                   216         244
   Prepaid real estate taxes                                  222         250
   Prepaid insurance                                           29          37
   Other assets                                                 8          68
                                                        ---------   ---------
      Total current assets                                  1,814       2,122

HUD reserve for replacements                                2,299       2,255

Operating investment property, at cost:
   Land                                                     4,700       4,700
   Buildings and improvements                              22,874      22,351
   Equipment                                                3,504       3,219
                                                       ----------   ---------
                                                           31,078      30,270
   Less accumulated depreciation                          (11,952)    (10,634)
                                                       ----------   ---------
Net operating investment property                          19,126      19,636

Deferred financing costs and deferred leasing
   commissions, net of accumulated
    amortization of $98 ($67 in 1994)                         780         793
                                                       ----------   ---------
                                                       $   24,019   $  24,806
                                                       ==========   =========
                      Liabilities and Venturers' Deficit

Current liabilities:
   Current portion of long-term debt                   $      176  $      177
   Accounts payable and accrued expenses                      372         297
   Prepaid rental and other deferred income                   113          40
   Tenant security deposits                                   188         200
   Payable to property manager and affiliates                  10           9
                                                       ----------  ----------
      Total current liabilities                               859         723

Long-term debt                                             22,540      22,703
Management fee and expense reimbursement due
   to majority partner                                        913       1,415
Venturers' deficit                                           (293)        (35)
                                                      -----------  ----------
                                                      $    24,019  $   24,806
                                                      ===========  ==========


                           See accompanying notes.

                          OREGON PORTLAND ASSOCIATES
                       (AN OREGON GENERAL PARTNERSHIP)

                           STATEMENTS OF OPERATIONS
             For the years ended December 31, 1995, 1994 and 1993
                                (In thousands)

                                                1995         1994        1993
                                                ----         ----        ----
Revenues:
   Rental income                              $ 5,456     $ 5,295     $ 4,948
   Interest income                                217          74          36
   Other income                                    76          73          68
                                              -------     -------     -------
                                                5,749       5,442       5,052
Expenses:
   Interest and amortization of
     related financing fees                     1,808       1,943       1,677
   Depreciation                                 1,319       1,059       1,204
   Repairs and maintenance                        675         504         406
   Utilities                                      298         296         284
   Real estate taxes, net of refunds of $15
      and $66 in 1994 and 1993, respectively      455         468         448
   Professional fees                               34          30          29
   General and administrative                     279         243         292
   Salaries and related costs                     465         446         469
   Management and related fees                    504         521         443
   Insurance                                       93         106          82
   Security                                        77          68          54
                                              -------     -------     -------
      Total expenses                            6,007       5,684       5,388
                                              -------     -------     -------
Net loss                                      $  (258)    $  (242)    $  (336)
                                              =======     =======     =======
























                           See accompanying notes.

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)

              STATEMENTS OF CHANGES IN VENTURERS' CAPITAL (DEFICIT) For the years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                       Majority       Minority
                                        Partner       Partner       Total

Balance at December 31, 1992         $    645      $   (102)     $   543

Net loss                                 (333)           (3)        (336)
                                    ---------      --------      --------

Balance at December 31, 1993              312          (105)         207

Net loss                                 (240)           (2)        (242)
                                    ---------      --------      --------

Balance at December 31, 1994               72          (107)         (35)

Net loss                                 (255)           (3)        (258)
                                    ---------      --------      --------

Balance at December 31, 1995        $    (183)     $   (110)     $  (293)
                                    =========      ========      =======



























                           See accompanying notes.

                          OREGON PORTLAND ASSOCIATES
                       (AN OREGON GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                  1995      1994         1993
                                                  ----      ----         ----
Cash flows from operating activities:
   Net loss                                    $ (258)    $  (242)    $  (336)
   Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Depreciation                               1,319       1,059       1,204
     Amortization of deferred financing costs      27          57          17
     Amortization of deferred leasing commissions   4           9           2
     Interest added to HUD reserve for
       replacements                              (195)        -           -
     Amortization of long-term debt discount        -           -          35
     Net changes in operating assets and
      liabilities:
      Tenant receivables                            -           2           2
      Mortgage escrow deposits                    (39)       (130)        221
      Prepaid real estate taxes                    28          16          65
      Prepaid insurance                             8         (11)         (1)
      Other assets                                 12         164        (263)
      Accounts payable and accrued expenses        75         125        (136)
      Prepaid rental and other deferred income     73           8          16
      Tenant security deposits                     16         (24)         23
      Payable to property manager and affiliates    1         (41)         29
      Management fee and expense reimbursement
        due to majority partner                  (502)        (62)        193
                                                -----      ------        -----
          Net cash provided by operating
          activities                              569         930       1,071

Cash flows from investing activities:
   Additions to operating investment
     property, net                               (809)    (1,866)       (779)
   Repair escrow withdrawals (deposits)         1,010         363      (1,373)
   HUD reserve for replacements - deposits        (79)        (77)     (2,581)
   HUD reserve for replacements - withdrawals     278         441           -
   Increase in deferred leasing commissions       (18)          -           -
                                               ------     -------     -------
          Net cash provided by (used in)
          investing activities                    382      (1,139)    (4,733)

Cash flows from financing activities:
   Debt payments                                 (164)       (141)          -
   Loan from majority partner                       -           -         117
   Repayment of loan from majority partner          -        (117)          -
   Retirement of promissory note                    -           -     (18,493)
   Proceeds from mortgage note                      -           -      23,021
   Deferred financing costs                         -           -        (812)
                                                ------     -------    -------
         Net cash provided by (used in)
         financing activities                    (164)       (258)      3,833
                                               ------     -------     -------

Net increase (decrease) in cash and
  cash equivalents                                787       (467)        171

Cash and cash equivalents, beginning of year      152         619        448
                                               ------     -------     ------

Cash and cash equivalents, end of year         $  939     $   152     $  619
                                               ======     =======     ======

Cash paid during the year for interest         $1,624     $ 1,510     $1,580
                                               ======     =======     ======
                           See accompanying notes.

                          OREGON PORTLAND ASSOCIATES
                       (AN OREGON GENERAL PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS


1.  Summary of significant accounting policies

      Organization

      Oregon Portland Associates, an Oregon General Partnership (the "Partnership"), was organized on October 28, 1983 in accordance with an agreement between PaineWebber Growth Properties Two LP ("majority partner") and Libra Portland Partners ("minority partner"). The Partnership was organized to purchase and operate the residential portion (and a limited amount of commercial office space) (the "property") of the Portland Center (the "Project") from Portland Center Associates ("PCA" or "seller"). Portland Center is located in Portland, Oregon and was purchased on April 26, 1984 by the Partnership.

      At the date of purchase, the Project was encumbered under a first mortgage and was subject to a regulatory agreement with the Department of Housing and Urban Development ("HUD"). PCA received a wraparound mortgage note from the Partnership for a portion of the purchase price, and PCA continues to own and operate a portion of the Project. While the first mortgage was still outstanding, the Partnership was required to sign a regulatory agreement with HUD containing restrictive covenants which, among other things, limit annual distributions of net operating receipts to "surplus cash" (as defined in the regulatory agreement). The regulatory agreement also requires that a reserve fund for replacements for the property be funded monthly and that no distributions (as defined in the regulatory agreement) be made from the property's operations, except upon satisfaction of certain conditions in the regulatory agreement.

      The Partnership refinanced the wraparound mortgage during 1993. This mortgage is also subject to a regulatory agreement with HUD. The new regulatory agreement contains the same restrictive covenants as described above.

2. Use of Estimates

       The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates and assumptions used.

   Credit Risk

      Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and restricted cash accounts. The Partnership places its cash deposits with credit worthy, high quality financial institutions. The concentration of such cash deposits is not deemed to create a significant risk to the Partnership.

   Cash and Cash Equivalents

      The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   Operating Investment Property

      The operating investment property was initially recorded at purchase price plus costs incurred related to the acquisition. The acquisition of assets involved the issuance of a wraparound mortgage which had been discounted; accordingly, these assets were reduced by an amount equal to the original discount.

      Maintenance and repair expenses are charged to operations when incurred, while major renewals and betterments are capitalized.

      Depreciation of buildings and improvements is provided on the straight-line method over an estimated useful life of 15 to 25 years. Equipment is depreciated on the straight-line method over estimated useful lives ranging from 5 to 10 years.

      The apartment units are leased for terms of one year or less and the commercial property for terms of five years.

   Deferred Financing Costs and Deferred Leasing Commissions

      Deferred financing costs consist principally of fees and costs incurred in conjunction with securing refinancing for the mortgage payable. These fees are being amortized (and are included in interest expense) over the term of the loan utilizing a method that approximates the level-yield method. Deferred leasing commissions are amortized over the term of the related lease.

   Income Taxes

      The Partnership is not a taxable entity, and the results of its operations are includable in the tax returns of the partners. Accordingly, no income tax provision or benefit is reflected in the accompanying financial statements.

   Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents, tenant receivables, deposits and current liabilities approximates their fair value due to the short-term maturities of these instruments. The fair value of the Partnership's long-term debt is estimated using a discounted cash flow analysis, based on the current market rate for similar types of borrowing arrangements.

   New Accounting Standard

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement 121 in 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

   Reclassifications

      Certain   amounts  in  the  financial   statements   presented  have  been
reclassified to conform prior years' data to the current year presentation.

3. Partnership Agreement

      The Partnership Agreement (the "Agreement") provides that net cash flow (as defined in the Agreement) be distributed as follows, subject to the provisions of the HUD regulatory agreement (discussed in Note 1): first, for payment of any deferred fees currently payable; second, for payment of interest, then principal on any loans made by the partners to the Partnership' and third, 99% to the majority partner and 1% to the minority partner.

      Per the Agreement, net income or loss is allocated 99% to the majority partner and 1% to the minority partner.

      Net capital proceeds (after repayment of third-party indebtedness and establishing any necessary reserves) from a sale or refinancing (after payment of any deferred fees and any principal and interest on certain loans made by the partners to the Partnership) will be distributed as follows: first, to the majority partner until it has received a return of its investment plus a 6% simple, cumulative return on such investment; second, for payment of interest then principal of the minority partner's remaining investment; and thereafter, to the majority partner and minority partner in varying percentages which increase in the minority partner's favor (5% to 40%) as the cumulative return on the majority partner's investment increases.

      The above payments, except the payment of interest then principal on any remaining loans made by the partners to the Partnership, will not be made to a partner if its capital account in the Partnership equals zero, until sufficient distributions are made to the other partner to bring that partner's capital account to zero.

      Additional cash, after initial capital requirements, required by the Partnership, is to be provided, either in the form of a capital contribution or a loan to the Partnership, 90% by the majority partner and 10% by the minority partner, unless otherwise agreed to by the partners.

4. Related Party Transactions

      Pursuant to the Agreement, the majority partner is to be reimbursed each year by the Partnership for the Partnership's share of the management fee and expenses (a "deferred fee") allocable to or incurred by the majority partner in connection with the management of the property. Management fees and expenses incurred totalled $191,000, $217,000 and $193,000 in 1995, 1994 and 1993,
respectively.   At  December   31,1995  and  1994,   $913,000  and   $1,415,000,
respectively, of the amounts previously accrued have not been paid. These fees are payable out of net cash flow or net capital proceeds from a sale or refinancing, as defined, and are cumulative to the extent not paid. During 1995 and 1994, $693,000 and $279,000 of fees and expenses were paid to the majority partner.

      In 1994, loans outstanding from the majority partner aggregating $117,000 were paid in full. The borrowing accrued interest at 12%, and interest of $10,000 was incurred and paid during 1994.

      The Partnership had a property management contract with an affiliate of the minority partner that provided for management and leasing commission fees to be paid to the property manager. the management fee was 5% of "gross rents," as defined. As of September 1, 1989, the Partnership changed property managers, the new property manager being a third party. The new management fee is based on 4% of "gross rents", as defined, and was $221,000, $215,000 and $200,000 for 1995,
1994 and 1993, respectively. The Partnership continues to pay a Partnership management fee to the original property manager. This fee is equal to 1% of "gross rents", as defined, and was $55,000, $54,000 and $50,000 in 1995, 1994 and 1993, respectively.

      The Partnership has an agreement with the new property manager whereby the property manager arranges and supervises construction improvement projects, and in turn receives a fee equal to 2.5% of the gross contract amount on non-HUD-related construction. There were no such fees paid during 1995, 1994 or 1993. On HUD-related construction, commencing January 1, 1994, the property manager receives a fee of $3,000 per month, not to exceed $75,000. Fees of $36,000, $36,000 and $5,000 were paid in 1995, 1994 and 1993, respectively.

5. Long-term debt

      Long-term debt aggregated $22,716,000 (fair value approximates the carrying value at December 31, 1995) and $22,881,000 at December 31, 1995 and 1994, respectively. The borrowing is secured by the operating investment property and bears interest at 7.125% with principal and interest of $149,000 due monthly through January 1, 2029. This loan is subject to the terms of a HUD regulatory agreement as disclosed in Note 1.

      Principal maturities on the mortgage for years ending December 31 are as follows (in thousands):

                  Year             Amount

                  1996           $   176
                  1997               189
                  1998               203
                  1999               218
                  2000               234
                  Thereafter      21,696
                                --------
                                 $22,716
                                 =======

      In conjunction with the mortgage, the Partnership was required to deposit portions of the proceeds into various escrow accounts. The repair escrow deposits are to be expended on specific nonrecurring landscape and site improvements to the property. From this account, $1,010,000 and $363,000 were expended during 1995 and 1994, respectively, and no funds were expended during 1993. The HUD reserve for replacements is an amount stipulated by HUD as required by the regulatory agreement to fund ongoing interior betterments and replacements to the property.

                           Reznick Fedder & Silverman
                       217 East Redwood Street, Suite 1900
                            Baltimore, MD 21202-3316



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Montgomery Village HWH Associates

   We have audited the accompanying balance sheets of Montgomery Village HWH Associates as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Village HWH Associates at December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






                         /s/ Reznick Fedder & Silverman
                           Reznick Fedder & Silverman


Baltimore,  Maryland
January 5, 1996, except for Note E,
as to which the date is
March 13, 1996

                        Montgomery Village HWH Associates

                                 BALANCE SHEETS
                           December 31, 1995 and 1994
                                 (In thousands)

                                     ASSETS

                                                            1995        1994

CURRENT ASSETS:
  Cash and cash equivalents                               $   123      $  107
  Escrow deposits                                             191         205
  Accounts receivable                                          24          49
  Prepaid expenses                                             68          63
  Other current assets                                         16           -
                                                          -------     -------
      Total current assets                                    422         424
                                                          -------      ------

RENTAL PROPERTY
  Land                                                      1,211       1,211
  Buildings, improvements and furniture
    and fixtures                                            8,198       8,168
                                                          -------     -------
                                                            9,409       9,379
  Less accumulated depreciation                             3,500       3,198
                                                          -------     -------

                                                            5,909       6,181

DEFERRED EXPENSES, net of accumulated
  amortization of $104 and $87                                 16          33
                                                          -------     -------
                                                           $6,347      $6,638
                                                           ======      ======

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                     $4,953  $       31
  Accounts payable and accrued expenses                        22          55
  Accrued interest payable                                     39          39
  Tenant security deposits payable                             67          63
  Rents received in advance                                     7          13
  Other current liabilities                                     4           8
                                                          -------     -------
      Total current liabilities                             5,092         209

LONG-TERM DEBT, net of current maturities                       -       4,952

PARTNERS' EQUITY                                            1,255       1,477
                                                          -------     -------
                                                           $6,347      $6,638
                                                           ======      ======




                        See notes to financial statements

                        Montgomery Village HWH Associates

                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                                1995        1994        1993
                                                ----        ----        ----
Revenue
  Rents                                        $1,740      $1,683      $1,637
  Interest income                                   6          10           8
  Other revenue                                    31          23          47
                                               ------      ------      ------
      Total revenue                             1,777       1,716       1,692
                                               ------      ------      ------

Expenses
  Mortgage interest                               472         475         477
  Depreciation and amortization                   320         316         316
  Repairs and maintenance                         124         134         154
  Utilities                                       267         267         273
  Real estate taxes and licenses                  129         128         130
  Salaries and related costs                      140         145         135
  General and administrative                       59          56          55
  Management fees                                  62          60          58
  Insurance                                        25          24          24
  Bad debts                                         2           5           7
                                              -------     -------    --------

      Total expenses                            1,600       1,610       1,629
                                              -------     -------     -------
      EXCESS OF REVENUE OVER EXPENSES         $   177     $   106    $     63
                                              =======     =======    ========
























                        See notes to financial statements

                        Montgomery Village HWH Associates

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     Years ended December 31, 1995, 1994 and
                                      1993
                                 (In thousands)

                                             Growth II     MVLP        Total
                                             ---------     ----        -----

Partners' equity (deficit),
  December 31, 1992                            $2,106     $  (103)     $2,003

Distributions                                    (200)          -        (200)

Excess of revenue over expenses                    63           -          63
                                              --------    -------     --------

Partners' equity (deficit),
  December 31, 1993                             1,969        (103)      1,866

Distributions                                    (481)        (15)       (496)

Excess of revenue over expenses                   106           1         107
                                              -------   ---------     -------

Partners' equity (deficit),
  December 31, 1994                             1,594        (117)      1,477

Distributions                                    (395)         (4)       (399)

Excess of revenue over expenses                   175           2         177
                                             --------   ---------    --------

Partners' equity (deficit),
  December 31, 1995                            $1,374      $ (189)     $1,255
                                               ======      ======      ======





















                        See notes to financial statements

                        Montgomery Village HWH Associates

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                  1995        1994        1993
                                                  ----        ----        ----

Cash flows from operating activities:
  Excess of revenue over expenses              $   177      $  106     $   63
  Adjustments to reconcile excess of revenue
    over expenses to net cash provided by
    operating activities:
   Depreciation and amortization                   320         316        316
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable     25           8        (32)
     Decrease (increase) in escrow deposits         14          25        (22)
     (Increase) decrease in prepaid expenses        (5)          3         (2)
     (Increase) decrease in other current assets   (16)         51        (51)
     (Decrease) increase in accounts payable
       and accrued expenses                        (33)         32        (22)
     Increase in tenant security deposits            4           6          3
     (Decrease) increase in rents received
        in advance                                  (6)         11          -
     (Decrease) increase in other
        current liabilities                         (3)          3          -
                                                -------     ------     ------
        Net cash provided by operating
          activities                               477         561        253
                                                 -------    ------     ------

Cash flows from investing activities:
  Additions to rental property                     (30)        (45)       (29)
                                                ------     -------     ------
        Net cash used in investing activities      (30)        (45)       (29)
                                                ------     -------     ------

Cash flows from financial activities:
  Distributions to partners                       (400)       (491)      (200)
  Principal payments on long-term debt             (31)        (28)       (25)
                                               -------     -------    -------
        Net cash used in financial activities     (431)       (519)      (225)
                                                ------      ------     ------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              16          (3)        (1)

Cash and cash equivalents, beginning of year       107         110        111
                                               -------     -------    -------

Cash and cash equivalents, end of year          $  123      $  107     $  110
                                                ======      ======     ======

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest        $  472      $  475     $  477
                                                ======      ======     ======







                        See note to financial statements

                        Montgomery Village HWH Associates

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Montgomery  Village HWH  Associates  (the  Partnership)  was  organized on
   December 29, 1983, in accordance with a partnership agreement between PaineWebber Growth Properties Two LP (Growth II) and General American Real Estate and Development, Inc. (GARE). In 1985, GARE transferred its interest in the Partnership to Montgomery Village Limited Partnership (MVLP) effective June 15, 1984.

      The Partnership was organized to purchase and operate two residential apartment complexes (Walker House and The Hamlet) in Montgomery Village, Montgomery County, Maryland. On September 30, 1986, The Hamlet was sold.

      All leases between the Partnership and tenants of the property are operating leases.

   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents

      For the purpose of reporting cash flows, the Partnership treats all highly liquid investments with original maturities at date of purchase of 90 days or less as cash equivalents.

   Rental Property

      Rental property is carried at cost. Depreciation is computed on a straight-line basis over estimated useful lives of 5 to 30 years.

   Deferred Expenses

      Deferred expenses consist of permanent mortgage fees and other expenses incurred in connection with the Partnership's mortgage which are being amortized, using the straight-line method, over the seven-year term of the mortgage.

   Rental Income

      No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - RELATED PARTY TRANSACTIONS

      Under an agreement dated August 30, 1988, the Partnership received $500,000 as a partial prepayment of the note and interest receivable related to the sale of The Hamlet. MVLP received $427,000 of the $500,000 prepayment, consisting of $100,000 of deferred consulting fees, $177,000 for a disposition fee (compensation for negotiating the sale of The Hamlet), and $150,000 for capital proceeds distributions deferred at the time of the sale of The Hamlet. The partners agreed that these payments represented full and complete compensation to MVLP and their affiliates for all rights or claims MVLP or their affiliates had, or may have with respect to capital proceeds from the sale of The Hamlet. Accordingly, the partners agreed that MVLP and its affiliates will not be entitled to any further distributions of capital proceeds until Growth II has received at least the amount set forth in the agreement, consisting of the Growth II Investment and other stipulated returns. On September 30, 1991, the Partnership received payment of the remaining principal balance of the note and accrued interest receivable related to the sale of The Hamlet, totalling approximately $2,357,000. As discussed above, and in accordance with the terms of the agreement, the entire amount of these proceeds was distributed to Growth II.

      Any net proceeds arising from the refinancing, sale, exchange or other disposition of the property or any part thereof, and after payment of any debt other than loans made by the partners to the Partnership, the establishment of any reasonable reserves for taxes and the payment of other costs and expenses, will be distributed in the following order of priority:
   1) to Growth II, an amount equal to the Growth II Investment, as defined, 2) to Growth II, until Growth II has received a cumulative, noncompounded return at the rate of 7% per annum on the Growth II Investment, 3) payment of accrued interest and then unpaid principal balance of any outstanding Default Notes and then Operating Notes, as defined, 4) to MVLP an amount equal to the MVLP Investment, as defined, and 5) any remaining proceeds distributed to Growth II and MVLP in varying percentages, until Growth II has received certain cumulative, noncompounded returns on the Growth II Investment, as set forth in the Partnership agreement.

NOTE C - ESCROW DEPOSITS

      The Partnership and debt agreements provide that cash escrow accounts be maintained for real estate taxes, insurance premiums and tenant security deposits, as well as a reserve for capital expenditures, property enhancement and other improvement expenditures. These escrow accounts are under the control of the mortgage lender and may only be used for the purposes specified in the agreement. The loan agreement requires that real estate tax and insurance premium liabilities be fully funded on a current basis and that the Partnership add an amount of $3,267 per month to the capital reserve account. Such reserves were fully funded at December 31, 1995 and 1994.

      At December 31, 1995 and 1994, cash was on deposit in escrow for the following purposes (in thousands)

                                                 1995        1994

   Real estate taxes                            $  34       $  49
   Insurance premium                               12           7
   Tenant security deposits                        65          64
   Capital reserve                                 80          85
                                               ------      ------
                                                 $191        $205

NOTE D - LONG-TERM DEBT

   Long-term debt outstanding at December 31, 1995 and 1994 consists of the following (in thousands):

                                                 1995        1994
   9.5% mortgage,  payable in monthly
   installments  of principal and
   interest in the amount of $42 with
   a final  balloon  payment of $4,919
   due  December 1, 1996                       $4,953      $4,983

   Less current maturities                      4,953          31
                                              -------      ------
                                              $     -      $4,952
                                              =======      ======

      The liability of the Partnership under the mortgage is limited to the underlying value of the real estate, plus other amounts deposited with the lender.

      Management believes the fair value of the Partnership's long-term debt approximates its carrying value.

NOTE E - SUBSEQUENT EVENT

      On March 13, 1996, the Partnership sold the project for $10,650,000. The existing mortgage balance of approximately $5,000,000 was paid off and the Partnership paid closing costs of approximately $235,000. The net proceeds from the sale of approximately $5,400,000 was distributed to the partners in accordance with the joint venture agreement.