Form 10-Q
period 1996-06-30
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1996-08-13
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                  June 30, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  June 30          March  31
                                                  -------          ---------


Investments in joint ventures, at equity          $      306      $       257
Cash and cash equivalents                                924            6,278
Accounts receivable                                        -              191
                                                  ----------      -----------
                                                  $    1,230       $    6,726
                                                  ==========       ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses            $         7      $        46
Partners' capital                                      1,223            6,680
                                                 -----------      -----------
                                                  $    1,230       $    6,726
                                                  ==========       ==========



             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the three months ended June 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                     General       Limited
                                                     Partners      Partners
                                                     -------       --------

Balance at March 31, 1995                            $  (113)      $  4,238
Net loss                                                  (1)           (85)
Cash Distributions                                        (2)          (162)
                                                     -------       --------
Balance at June 30, 1995                             $  (116)      $  3,991
                                                     =======       ========

Balance at March 31, 1996                            $     -       $  6,680
Net income                                                 1             45
Cash distributions                                        (2)        (5,501)
                                                     -------       --------
Balance at June 30, 1996                             $    (1)      $  1,224
                                                     =======       ========










                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                           STATEMENTS OF  OPERATIONS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                                1996        1995
                                                ----        ----

Revenues:
   Reimbursements from affiliate              $    48     $    51
   Interest income                                 75          15
                                              --------    -------
                                                  123          66

Expenses:
   Management fees                                 19          16
   General and administrative                      59          45
                                              --------    -------
                                                   78          61

Operating income                                   45           5

Loss from operations of investment
  property held for sale                            -         (11)

Partnership's share of ventures'
   income (losses)                                  1         (80)
                                             --------     -------

Net income (loss)                            $     46     $   (86)
                                             ========     =======

Per Limited Partnership Unit:

   Net income (loss)                           $ 1.36     $ (2.58)
                                               ======     =======

   Cash distributions                          $164.65    $  4.86
                                               =======    =======

   The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each period.

















                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                           STATEMENTS  OF CASH FLOWS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1996          1995
                                                            ----          ----
Cash flows from operating activities:
  Net income (loss)                                     $    46       $   (86)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Reimbursements from affiliate                          (48)          (51)
     Loss from operations of investment properties
       held for sale, net                                     -            11
     Partnership's share of ventures' income (losses)        (1)           80
     Changes in assets and liabilities:
      Accounts payable and accrued expenses                 (39)          (49)
      Accounts receivable                                   191             -
                                                        -------        ------
         Total adjustments                                  103            (9)
                                                        -------        ------
         Net cash provided by (used in)
           operating activities                             149           (95)

Cash flows from investing activities:
  Distributions from joint ventures                           -            96

Cash flows from financing activities:
  Distributions to partners                              (5,503)         (164)
                                                        -------        ------

Net decrease in cash and cash equivalents                (5,354)         (163)

Cash and cash equivalents, beginning of period            6,278         1,053
                                                        -------        ------

Cash and cash equivalents, end of period                $   924        $  890
                                                        =======        ======


















                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP
                          Notes to Financial Statements
                                   (Unaudited)

1.   General

       The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1996.

       In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.  Related Party Transactions

       Included in general and administrative expenses for three months ended June 30, 1996 and 1995 is $17,000 and $18,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       Also included in general and administrative expenses for the three months ended June 30, 1996 is $5,000 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

       As a result of the commencement of regular quarterly distributions effective for the second quarter of fiscal 1995, the Adviser began earning a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $19,000 and $16,000 for the three-month periods ended June 30, 1996 and 1995, respectively.

3.  Investments in Joint Venture Partnerships

      The Partnership has an investment in one joint venture partnership at June 30, 1996 which owns an operating property as more fully described in the Partnership's Annual Report. At June 30, 1995, the Partnership had investments in three joint ventures which owned operating properties. As discussed further below, during fiscal 1996 two of these investments were sold. The joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. For income tax reporting purposes, the joint ventures are required to maintain their accounting records on a calendar year basis. As a result, the joint ventures are accounted for based on financial information which is three months in arrears to that of the Partnership. As discussed in the Annual Report, on September 12, 1995 the Partnership sold its interest in the Hudson Apartments joint venture to its co-venture partner for $350,000. As of March 31, 1995, the Partnership's investment in the Hudson joint venture had been reclassified to investment held for sale and written down to its net realizable value of $350,000. Subsequent to the writedown, the Partnership accounted for this investment on the cost method during the period of time in fiscal 1996 which it took for the sale transaction to be completed. Also, on March 13, 1996 the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party for $10,650,000. The Partnership received net proceeds of $5.3 million from the sale of the Walker House Apartments after deducting closing costs, the repayment of the outstanding first mortgage loan and the co-venture partner's share of the proceeds. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the gain on this transaction was recognized in fiscal 1996. Accordingly, in addition to the operations for the twelve months ended December 31, 1995, the Partnership's share of ventures' losses in fiscal
    1996 also reflected the Partnership's share of Walker House operations for the period January 1, 1996 through the date of sale. Such operations in calendar 1996 reflected total revenues of $360,000 and total expenses of $414,000 for a net loss of $54,000, of which the Partnership's share was $53,000.

    Summarized operating results of the joint ventures, for the periods indicated, are as follows. The operating results for the three months ended March 31, 1995 include the operations of the Walker House joint venture.

                   CONDENSED COMBINED SUMMARY OF OPERATIONS
     For the three months ended March 31, 1996 and 1995
                                 (in thousands)
                                                            1996        1995
                                                            ----        ----

     Rental revenues and expense recoveries                $1,460      $1,770
     Interest and other income                                128          17
                                                           ------      ------
                                                            1,588       1,787

     Property operating expenses                              610         741
     Real estate taxes                                        111         147
     Interest expense                                         458         559
     Depreciation and amortization                            408         421
                                                           ------      ------
                                                            1,587       1,868
                                                           ------      ------
     Net income (loss)                                     $    1      $  (81)
                                                           ======      ======

     Net income (loss):
      Partnership's share of combined income (loss)        $    1      $  (80)
      Co-venturers' share of combined income (loss)             -          (1)
                                                           ------      ------
                                                           $    1      $  (81)
                                                           ======      ======

4.  Contingencies

      As discussed in detail in the Partnership's Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As discussed in the Annual Report, on March 13, 1996 the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party for $10,650,000. The existing mortgage balance of $5,011,000 was paid off in conjunction with the sale, and the venture paid closing costs of approximately $364,000. In addition, the joint venture had excess cash as of the date of the sale in the amount of approximately $235,000. The net proceeds available after the sale transaction totalled approximately $5.5 million, of which the co-venture partner was entitled to $220,000 under the terms of the amended joint venture agreement. The Partnership received the remainder of the net sale proceeds of approximately $5.3 million. The Partnership's share of the net proceeds was distributed to the Limited Partners as a special distribution in the amount of approximately $5,312,000, or $159 per original $1,000 investment, paid concurrently with the regular quarterly distribution on May 15, 1996. Also as discussed further in the Annual Report, during the first quarter of fiscal 1996 the Partnership agreed to the sale of its interest in the Hudson Apartments, located in Tyler, Texas, to its co-venture partner. On September 12, 1995, the Partnership completed the sale of its joint venture interest in the Hudson Apartments for $350,000. The Partnership made a special distribution to the Limited Partners of approximately $768,000, or $23 per original $1,000 Unit, on November 15, 1995, which represented the Hudson sale proceeds plus an amount of cash reserves that was in excess of the Partnership's expected future requirements.

      The sales of the Walker House Apartments and the Hudson joint venture interest leave the Partnership with one remaining real estate investment, a majority interest in the Portland Center Apartments. Portland Center is a 525-unit high-rise apartment building located in Portland, Oregon, which also contains 28,000 square feet of leasable commercial space. The investment in the Portland Center joint venture comprised 41% of the Partnership's original investment portfolio. As previously reported, management continues to be in the process of using the excess cash reserves from the December 1993 Portland Center HUD loan refinancing to complete a major renovation program at the property, which includes upgrades to the common areas and many individual units. The property's individual apartment units are being upgraded on a turnover basis. Management expects to be able to lease the renovated units at substantial rental rate increases. Fewer than half of the property's total units have been upgraded to date, and rental rate increases averaging 10% have been achieved on these units. The venture has over $2 million remaining in the replacement reserve escrow to cover the costs of completing the planned renovation program, which will continue throughout calendar 1996.

      The implementation of the planned capital improvements at Portland Center is expected to support management's ability to increase rents and add value to the property. Accordingly, management will likely not consider the sale of the Portland Center property in the near term, at least until the capital improvement program is substantially completed and the effects of the improvements are fully reflected in the asking rents for the apartment units. The mortgage debt obtained by the Portland Center joint venture in December 1993 contained a five-year prohibition on prepayment. Beginning in December 1998, the loan becomes prepayable with a prepayment penalty which begins at 5% of the outstanding principal balance and declines by 1% annually over the next five years. While the loan cannot be prepaid prior to December 1998, it could be assumed by a buyer of the property for a 1% fee, subject to the lender's approval. As noted above, management has no current plans to market the Portland Center property for sale as a result of the ongoing renovation program. However, if the renovation program is completed and the rental rate increases are fully implemented prior to the end of the debt prepayment restriction period, the requirement that a buyer would have to assume the outstanding mortgage obligation could limit management's ability to effectively market the property for sale prior to December 1998. Nonetheless, the sales of the Walker House Apartments and the Partnership's interest in the Hudson joint venture have positioned the Partnership for a possible liquidation within the next 2- to- 3 years. However, there are no assurances that the Partnership will be able to successfully sell its remaining investment under favorable conditions within this time frame. Management's hold versus sell decisions with respect to the investment in Portland Center will be based on an assessment of the impact on the overall returns to the Limited Partners.

     The Partnership received distributions from the Portland Center joint venture totalling approximately $973,000 during fiscal 1996. Improved cash flow from operations is expected to be generated by the Portland Center joint venture in fiscal 1997 as the capital improvement program continues. At June 30, 1996, the Partnership had available cash and cash equivalents of approximately $924,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on a short-term and long-term basis. Cash flow from Portland Center is expected to be sufficient to cover the Partnership's operating expenses and permit the payment of quarterly distributions at a rate of 4.25% per annum on the $373 remaining portion of a Limited Partner's original $1,000 investment. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the remaining investment property.

Results of Operations
Three Months Ended June 30, 1996

      For the three months ended June 30, 1996, the Partnership reported net income of $46,000, as compared to a net loss of $86,000 for the same period in the prior year. The primary reason for this favorable change in the Partnership's net operating results for the current three-month period is an improvement of $81,000 in the Partnership's share of the net operating results of the joint ventures. In addition, the Partnership's operating income increased by $40,000 over the same period in the prior year.

      The Partnership recognized net income of $1,000 from its share of ventures' operations for the three months ended June 30,1996, as compared to a net loss of $80,000 for the same period in the prior year. This favorable change is mainly due to an increase in net income from the Portland Center joint venture as a result of an increase in rental income. Rental income increased due to both an increase in rental rates and an increase in average occupancy when compared to the same period in the prior year. The increase in rental income was partially offset by an increase in depreciation and amortization as a result of the venture's ongoing capital improvement program, as discussed further above. In addition, the effect of the increase in net income at Portland Center was partially offset by the inclusion of $68,000 in net income attributable to the Walker House joint venture in the prior year's results. As discussed further above, the Walker House joint venture sold its operating property during the fourth quarter of fiscal 1996, and, as a result, the Partnership no longer records operating results from this investment.

     The Partnership's operating income improved in the first quarter of fiscal 1997, when compared to the same period in the prior year, mainly due to an increase in interest income. Interest income increased by $60,000 due to higher outstanding cash reserve balances in the current period as a result of the temporary investment of the Walker House sale proceeds prior to the May 15, 1996 special distribution. The increase in interest income was partially offset by a $14,000 increase in general and administrative expenses for the three months ended June 30, 1996.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second PW Growth Properties, Inc. and Properties Associates, which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:       NONE

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the period covered by this report.

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

Date:  August 13, 1996