Form 10-Q
period 1996-09-30
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1996-11-14
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                September 30, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)


                                     ASSETS
                                                September 30       March 31
                                                -------------      --------

Investments in joint ventures, at equity         $       165      $       257
Cash and cash equivalents                                758            6,278
Accounts receivable                                        -              191
                                                 -----------       ----------
                                                 $       923       $    6,726
                                                 ===========       ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses           $         22       $       46
Partners' capital                                        901            6,680
                                                ------------       ----------
                                                $        923       $    6,726
                                                ============       ==========



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the six months ended September 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                     General       Limited
                                                     Partners      Partners
                                                     --------      --------

Balance at March 31, 1995                            $  (113)      $  4,238
Net loss                                                  (1)           (85)
Cash Distributions                                        (3)          (162)
                                                     -------       --------
Balance at September 30, 1995                        $  (117)      $  3,991
                                                     =======       ========

Balance at March 31, 1996                            $     -       $  6,680
Net loss                                                  (2)          (141)
Cash distributions                                        (3)        (5,633)
                                                     -------       --------
Balance at September 30, 1996                        $    (5)      $    906
                                                     =======       ========










                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF OPERATIONS
          For the three and six months ended September 30, 1996 and 1995
                (Unaudited) (In thousands, except per Unit data)

                                     Three Months Ended      Six Months Ended
                                         September 30,         September 30,
                                      -----------------      ----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

Revenues:
   Reimbursements from affiliate     $  57       $  57      $  105    $   108
   Interest and other income            12          14          87         29
                                     -----       -----      ------    -------
                                        69          71         192        137

Expenses:
   Management fees                      13          18          32         34
   General and administrative           47          61         106        106
                                     -----       -----      ------    -------
                                        60          79         138        140
                                     -----       -----      ------    -------

Operating income (loss)                  9          (8)         54         (3)

Partnership's share of
  ventures' losses                    (198)        (30)       (197)      (110)
                                     -----       -----      ------    -------

Net loss                             $(189)      $ (38)     $ (143)    $ (113)
                                     =====       =====      ======     ======

Net loss per Limited
  Partnership Unit                   $(5.58)   $ (1.13)   $  (4.22)    $ (3.35)
                                     ======    =======    ========     =======

Cash distributions per Limited
   Partnership Unit                  $ 3.96    $  5.19    $ 168.61      $10.05
                                     ======    =======    ========      ======

   The above net loss and cash distributions per Limited Partnership Unit are based upon the 33,410 Limited Partnership Units outstanding during each period.















                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities:
  Net loss                                               $ (143)       $  (113)
  Adjustments  to reconcile net loss to net cash
   provided by (used in) operating activities:
     Reimbursements from affiliate                         (105)         (108)
     Partnership's share of ventures' losses                197           110
     Changes in assets and liabilities:
      Accounts payable and accrued expenses                 (24)          (45)
      Accounts receivable                                   191             -
                                                          -----         -----
          Total adjustments                                 259           (43)
                                                          -----         -----

          Net cash provided by (used in)
           operating activities                            116          (156)
                                                          -----         -----
Cash flows from investing activities:
  Distributions from joint ventures                           -           682
  Proceeds from sale of investment                            -           350
                                                         ------        ------
          Net cash provided by investing activities           -         1,032
                                                         ------        ------

Cash flows from financing activities:
  Distributions to partners                              (5,636)         (339)
                                                         -------      --------

Net increase (decrease) in cash and cash equivalents     (5,520)          537

Cash and cash equivalents, beginning of period            6,278         1,053
                                                        -------        ------

Cash and cash equivalents, end of period                $   758       $ 1,590
                                                        =======       =======


















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

2.  Related Party Transactions

        Included in general and administrative expenses for six months ended September 30, 1996 and 1995 is $27,000 and $35,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for the six months ended September 30, 1996 and 1995 is $5,000 and $2,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

        The Adviser earns a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $32,000 and $34,000 for the six-month periods ended September 30, 1996 and 1995, respectively.

3.  Investments in Joint Venture Partnerships

        The Partnership has an investment in one joint venture partnership at September 30, 1996 which owns an operating property as more fully described in the Partnership's Annual Report. At September 30, 1995, the Partnership had investments in three joint ventures which owned operating properties. As discussed further below, during fiscal 1996 two of these investments were sold. Except as discussed below, the joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. For income tax reporting purposes, the joint ventures are required to maintain their accounting records on a calendar year basis. As a result, the joint ventures are accounted for based on financial information which is three months in arrears to that of the Partnership.

        As discussed in the Annual Report, on September 12, 1995 the Partnership sold its interest in the Hudson Apartments joint venture to its co-venture partner for $350,000. As of March 31, 1995, the Partnership's investment in the Hudson joint venture had been reclassified to investment held for sale and written down to its net realizable value of $350,000. Subsequent to the writedown, the Partnership accounted for this investment on the cost method during the period of time in fiscal 1996 which it took for the sale transaction to be completed. As a result, the Partnership's net operating results for fiscal 1996 do not include any operations of the Hudson joint venture. The Partnership made a special distribution to the Limited Partners of approximately $768,000, or $23 per original $1,000 Unit, on November 15,1995, which represented the Hudson sale proceeds plus an amount of cash reserves that was in excess of the Partnership's expected future requirements. On March 13, 1996, the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party for $10,650,000. The Partnership received net proceeds of $5.3 million from the sale of the Walker House Apartments after deducting closing costs, the repayment of the outstanding first mortgage loan and the co-venture partner's share of the proceeds. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the gain on this transaction was recognized in fiscal 1996. The Partnership's share of the net proceeds was distributed to the Limited Partners as a special distribution on the amount of approximately $5,312,000, or $159 per original $1,000 investment, paid concurrently with the regular quarterly distribution on May 15, 1996.

        Summarized operating results of the joint ventures, for the periods indicated, are as follows. The operating results for the three and six months ended June 30, 1995 include the operations of the Walker House joint venture.

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
            For the three and six months ended June 30, 1996 and 1995
                                 (in thousands)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                      ----------------       ---------------
                                     1996        1995        1996       1995
                                     ----        ----        ----       ----

     Rental revenues and
       expense recoveries          $1,529      $1,810      $2,989      $3,580
     Interest and other income         28          12         156          29
                                   ------      ------      ------      ------
                                    1,557       1,822       3,145       3,609

     Property operating expenses      826         745       1,436       1,486
     Real estate taxes                111         146         222         293
     Interest expense                 432         546         890       1,105
     Depreciation and amortization    388         415         796         836
                                  -------     -------     -------     -------
                                    1,757       1,852       3,344       3,720
                                  -------     -------     -------     -------
     Net loss                     $  (200)    $   (30)    $  (199)    $  (111)
                                  =======     =======     =======     =======

     Net loss:
      Partnership's share of
       combined loss             $   (198)    $   (30)   $   (197)    $ (110)
      Co-venturers' share of
       combined loss                   (2)          -          (2)        (1)
                                 --------     -------    ---------    -------

                                 $   (200)    $   (30)   $   (199)    $ (111)
                                 ========     =======     ========    ======


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

      The sale of the Walker House Apartments leaves the Partnership with one remaining real estate investment, a majority interest in a joint venture which owns the Portland Center Apartments. Portland Center is a 525-unit high-rise apartment building located in Portland, Oregon, which also contains 28,000 square feet of leasable commercial space. The investment in the Portland Center joint venture comprised 41% of the Partnership's original investment portfolio. As previously reported, management continues to be in the process of using the excess cash reserves from the December 1993 Portland Center loan refinancing to complete a major renovation program at the property, which includes upgrades to the common areas and many individual units. The property's individual apartment units are being upgraded on a turnover basis. Management expects to be able to lease the renovated units at substantial rental rate increases. Upgrades to the apartment interiors have been accelerated in recent months and continue to produce rental rates that are generally 10% above the rents generated by these units prior to their renovation.

     The implementation of the planned capital improvements at Portland Center, which will continue throughout the remainder of calendar 1996 and calendar 1997, is expected to support management's ability to increase rents and add value to the property. Accordingly, to date management has deferred any active marketing efforts for a sale of the Portland Center property. In addition, the mortgage debt obtained by the Portland Center joint venture in December 1993 contained a five-year prohibition on prepayment. Beginning in December 1998, the loan becomes prepayable with a prepayment penalty which begins at 5% of the outstanding principal balance and declines by 1% annually over the next five years. While the loan cannot be prepaid prior to December 1998, it could be assumed by a buyer of the property for a fee, subject to approval by the lender and the U.S. Department of Housing and Urban Development, which insured the mortgage loan The requirement that a buyer would have to assume the outstanding mortgage obligation could limit management's ability to effectively market the property for sale prior to December 1998. Nonetheless, subsequent to the quarter ended September 30, 1996, management completed an analysis of market conditions to assess whether it might be in the best interests of the Limited Partners to seek a sale of the Portland Center property in the near term. Market conditions for residential apartment properties in the Pacific Northwest in general and in the downtown Portland market in particular are very strong at the present time as a result of, among other factors, healthy employment gains, local restrictions on new construction, a limited amount of buildable land sites and several projects that have converted rental units into condominiums. Such conditions may result in the Partnership having a favorable opportunity to sell the Portland Center property even prior to the completion of the ongoing improvement program and prior to the expiration of the loan prepayment restrictions. Consequently, management has decided to market the Portland Center property for sale and these efforts are expected to begin in early calendar year 1997.

     The sales of the Walker House Apartments and the Partnership's interest in the Hudson joint venture during fiscal 1996, together with the planned marketing efforts for the Portland Center property, have positioned the Partnership for a possible liquidation within the next 2- to- 3 years. However, there are no assurances that the Partnership will be able to successfully sell its remaining investment under favorable conditions within this time frame. Management's hold versus sell decisions with respect to the investment in Portland Center will be based on an assessment of the impact on the overall returns to the Limited Partners.

     The Partnership received distributions from the Portland Center joint venture totalling approximately $973,000 during fiscal 1996. Improved cash flow from operations is expected to be generated by the Portland Center joint venture in fiscal 1997 as the capital improvement program continues. At September 30, 1996, the Partnership had available cash and cash equivalents of approximately $758,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on a short-term and long-term basis. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the remaining investment property.

Results of Operations
Three Months Ended September 30, 1996

      For the three months ended September 30, 1996, the Partnership reported a net loss of $189,000, as compared to a net loss of $38,000 for the same period in the prior year. The primary reason for this unfavorable change in the Partnership's net operating results for the current three-month period is a decrease of $168,000 in the Partnership's share of ventures' losses

      The Partnership recognized a net loss of $198,000 from its share of ventures' operations for the three months ended September 30,1996, as compared to a net loss of $30,000 for the same period in the prior year. This unfavorable change is partly due to the inclusion of $67,000 in net income attributable to the Walker House joint venture in the prior year's results. As discussed further above, the Walker House joint venture sold its operating property during the fourth quarter of fiscal 1996, and, as a result, the Partnership no longer records operating results from this investment. In addition, an increase in property operating expenses and depreciation charges at the Portland Center joint venture contributed to the increase in the Partnership's share of ventures' losses for the current three-month period. Property operating expenses at Portland Center were higher for the current three-month period because of an increase in repairs and maintenance expenses incurred in connection with the ongoing enhancement program referred to above. Depreciation expense increased as a result of the ventures' ongoing capital improvement program, as discussed further above. The increases in property operating expenses and depreciation charges at Portland Center were partially offset by an increase in the ventures' rental revenues. Rental income increased due to both an increase in rental rates and an increase in average occupancy when compared to the same period in the prior year.

     A decrease in the Partnership's general and administrative expenses of $14,000 for the three months ended September 30, 1996 partially offset the increase in net loss resulting from the unfavorable change in the Partnership's share of ventures' losses. The decrease in general and administrative expenses is primarily due to a decrease in certain required professional services from the prior year.

Six Months Ended September 30, 1996

      For the six months ended September 30, 1996, the Partnership reported a net loss of $143,000, as compared to a net loss of $113,000 for the same period in the prior year. The primary reason for this unfavorable change in the Partnership's net operating results for the current six-month period is a decrease of $87,000 in the Partnership's share of ventures' losses.

      The Partnership recognized a net loss of $197,000 from its share of ventures' operations for the six months ended September 30, 1996, as compared to a net loss of $110,000 for the same period in the prior year. This unfavorable change is mainly due to the inclusion of $128,000 in net income attributable to the Walker House joint venture in the prior year's results. As discussed further above, the Walker House joint venture sold its operating property during the fourth quarter of fiscal 1996, and, as a result, the Partnership no longer records operating results from this investment. The impact of the Walker House sale on the Partnership's share of ventures' losses was partially offset by a decrease in the net loss from the Portland Center joint venture as a result of an increase in rental income. Rental income increased by approximately 10% for the current six-month period due to both an increase in rental rates and an increase in average occupancy when compared to the same period in the prior year. The increase in the venture's rental income was partially offset by an increase in repairs and maintenance expense and depreciation charges as a result of the venture's ongoing overall enhancement and capital improvement program, as discussed further above.

     An increase in the Partnership's interest income for the six months ended September 30, 1996 partially offset the increase in the Partnership's share of ventures' losses. Interest income increased by $57,000 due to higher outstanding cash reserve balances in the current period as a result of the temporary investment of the Walker House sale proceeds prior to the May 15, 1996 special distribution.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnificaiton for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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

Date:  November 13, 1996