Form 10-Q
period 1996-12-31
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1997-02-12
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                December 31, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  December 31      March 31
                                                  -----------      --------


Investment in joint venture, at equity            $        -       $      257
Cash and cash equivalents                                375            6,278
Accounts receivable                                        -              191
                                                 -----------       ----------
                                                 $       375       $    6,726
                                                 ===========       ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses            $        30       $       46
Equity in losses of joint venture in
   excess of investments and advances                     79                -
Partners' capital                                        266            6,680
                                                 -----------       ----------
                                                 $       375       $    6,726
                                                 ===========       ==========



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the nine months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                    General        Limited
                                                    Partners       Partners
                                                    --------       --------

Balance at March 31, 1995                            $  (113)      $  4,238
Net loss                                                  (2)          (206)
Cash Distributions                                        (5)        (1,290)
                                                     -------       --------
Balance at December 31, 1995                         $  (120)      $  2,742
                                                     =======       ========

Balance at March 31, 1996                            $     -       $  6,680
Net loss                                                  (3)          (291)
Cash distributions                                        (5)        (6,115)
                                                     -------       --------
Balance at December 31, 1996                         $    (8)      $    274
                                                     =======       ========










                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Nine Months Ended
                                        December 31,           December 31,
                                    ------------------      -----------------
                                      1996      1995         1996     1995
                                      ----      ----         ----     ----

Revenues:
   Reimbursements from affiliate    $  39      $   36      $  145     $  144
   Interest and other income           14          16         101         45
                                    -----      ------      ------     ------
                                       53          52         246        189

Expenses:
   Management fees                     13          18          45         52
   General and administrative          46          68         153        174
                                    -----      ------      ------     ------

                                       59          86         198        226
                                    -----      ------      ------     ------

Operating income (loss)                (6)        (34)         48        (37)

Partnership's share of
  ventures' losses                   (145)        (61)       (342)      (171)
                                    -----      ------      ------     -------


Net loss                            $(151)     $  (95)     $ (294)    $ (208)
                                    =====      ======      ======     ======

Net loss per Limited
  Partnership Unit                  $(4.48)    $ (2.82)    $(8.70)    $(6.17)
                                     ======    =======      ======    =======

Cash distributions per Limited
  Partnership Unit                  $14.44     $28.55      $183.05    $38.61
                                    ======     ======      =======    ======


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 33,410 Limited Partnership Units outstanding during each period.















                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1996          1995
                                                            ----          ----
Cash flows from operating activities:
  Net loss                                              $  (294)     $   (208)
  Adjustments  to reconcile net loss to net
   cash provided by (used in) operating
   activities:
     Reimbursements from affiliate                         (145)         (144)
     Partnership's share of ventures' losses                342           171
     Changes in assets and liabilities:
      Accounts payable and accrued expenses                 (16)          (38)
      Accounts receivable                                   191             -
                                                        -------      --------
         Total adjustments                                  372           (11)
                                                        -------      --------
         Net cash provided by (used in)
            operating activities                             78          (219)
                                                        -------      --------

Cash flows from investing activities:
  Distributions from joint ventures                         139           784
  Proceeds from sale of investment                            -           350
                                                        -------      --------
         Net cash provided by investing activities          139         1,134
                                                        -------      --------

Cash flows from financing activities:
  Distributions to partners                              (6,120)       (1,295)
                                                        -------      ---------

Net decrease in cash and cash equivalents                (5,903)         (380)

Cash and cash equivalents, beginning of period            6,278         1,053
                                                        -------      --------

Cash and cash equivalents, end of period                $   375      $    673
                                                        =======      ========







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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and March 31, 1996 and revenues and expenses for the three- and nine-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2.  Investments in Joint Venture Partnerships

        The Partnership has an investment in one joint venture partnership at December 31, 1996 which owns an operating property as more fully described in the Partnership's Annual Report. At March 31, 1995, the Partnership had investments in three joint ventures which owned operating properties. As discussed further below, during fiscal 1996 two of these investments were sold. Except as discussed below, the joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. For income tax reporting purposes, the joint ventures are required to maintain their accounting records on a calendar year basis. As a result, the joint ventures are accounted for based on financial information which is three months in arrears to that of the Partnership.

        As discussed in the Annual Report, on September 12, 1995 the Partnership sold its interest in the Hudson Apartments joint venture to its co-venture partner for $350,000. As of March 31, 1995, the Partnership's investment in the Hudson joint venture had been reclassified to investment held for sale and written down to its net realizable value of $350,000. Subsequent to the writedown, the Partnership accounted for this investment on the cost method during the period of time in fiscal 1996 which it took for the sale transaction to be completed. As a result, the Partnership's net operating results for fiscal 1996 do not include any operations of the Hudson joint venture. The Partnership made a special distribution to the Limited Partners of approximately $768,000, or $23 per original $1,000 Unit, on November 15,1995, which represented the Hudson sale proceeds plus an amount of cash reserves that was in excess of the Partnership's expected future requirements. On March 13, 1996, the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party for $10,650,000. The Partnership received net proceeds of $5.3 million from the sale of the Walker House Apartments after deducting closing costs, the repayment of the outstanding first mortgage loan and the co-venture partner's share of the proceeds. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the gain on this transaction was recognized in fiscal 1996. The Partnership's share of the net proceeds was distributed to the Limited Partners as a special distribution in the amount of approximately $5,312,000, or $159 per original $1,000 investment, paid concurrently with the regular quarterly distribution on May 15, 1996. An additional special distribution of approximately $350,000, or $10.48 per original $1,000 investment was made on December 13, 1996 in connection with the Walker House transaction. Because the sale of the Walker House Apartments was a taxable transaction in the state of Maryland, the Partnership withheld Maryland state income tax equal to the amount of this special distribution on behalf of most Limited Partners, as required by state law.

        Summarized operating results of the joint ventures, for the periods indicated, are as follows. The operating results for the three and nine months ended September 30, 1995 include the operations of the Walker House joint venture.

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
         For the three and nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                    ------------------     ------------------
                                     1996        1995        1996       1995
                                     ----        ----        ----       ----

     Rental revenues and
       expense recoveries          $1,565      $1,798      $4,554      $5,378
     Interest and other income         28          18         184          47
                                   ------      ------      ------      ------
                                    1,593       1,816       4,738       5,425

     Property operating expenses      786         768       2,222       2,254
     Real estate taxes                110         149         332         442
     Interest expense                 431         545       1,321       1,650
     Depreciation and amortization    412         416       1,208       1,252
                                   ------      ------      ------      ------
                                    1,739       1,878       5,083       5,598
                                   ------      ------      ------      ------
     Net loss                      $ (146)     $  (62)     $ (345)     $ (173)
                                   ======      ======      ======      ======

     Net loss:
      Partnership's share of
       combined loss               $ (145)     $  (61)     $ (342)     $ (171)
      Co-venturers' share
       of combined loss                (1)         (1)         (3)         (2)
                                   ------      ------      ------      ------

                                   $ (146)     $  (62)     $ (345)     $ (173)
                                   ======      ======      ======      ======

3.  Related Party Transactions

        The Adviser earns a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $45,000 and $52,000 for the nine-month periods ended December 31, 1996 and 1995, respectively.

        Included in general and administrative expenses for nine months ended December 31, 1996 and 1995 is $44,000 and $52,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for the nine months ended December 31, 1996 and 1995 is $6,000 and $2,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

4.  Contingencies

        As discussed in more detail in the Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      The sales of the Walker House Apartments and the Partnership's interest in the Hudson Apartments during fiscal 1996 leave the Partnership with one remaining real estate investment, a majority interest in the joint venture which owns the Portland Center Apartments. While management continues to be optimistic about the near-term prospects of Portland Center and the downtown Portland apartment market, management believes that it may be the appropriate time to sell the property. There appears to be growing interest from institutional and local buyers for well-located, quality apartment properties like Portland Center. As a result, management has decided to market the property for sale with formal marketing efforts expected to begin in the fourth quarter of fiscal 1997. While there are no assurances that a sale transaction will be completed, a successful sale of the property would be followed by a liquidation of the Partnership.

      The investment in the Portland Center joint venture comprised 41% of the Partnership's original investment portfolio. Portland Center is a 525-unit high-rise apartment building located in Portland, Oregon, which also contains 28,000 square feet of leasable commercial space. As previously reported, management continues to be in the process of using the excess cash reserves from the December 1993 Portland Center loan refinancing to complete a major renovation program at the property, which includes upgrades to the common areas and many individual units. The property's individual apartment units are being upgraded on a turnover basis. Upgrades to the apartment interiors have been accelerated in recent months and continue to produce rental rates that are generally 10% above the rents generated by these units prior to their renovation. The implementation of the planned capital improvements at Portland Center, which will continue throughout calendar 1997, is expected to support management's ability to increase rents and add value to the property.

      The mortgage debt obtained by the Portland Center joint venture in December 1993 contained a five-year prohibition on prepayment. The loan becomes prepayable beginning in December 1998 with a prepayment penalty which begins at 5% of the outstanding principal balance and declines by 1% annually over the next five years. While the loan cannot be prepaid prior to December 1998, it could be assumed by a buyer of the property for a fee, subject to approval by the lender and the U.S. Department of Housing and Urban Development, which insured the mortgage loan. The requirement that a buyer would have to assume the outstanding mortgage obligation could limit management's ability to effectively market the property for sale prior to December 1998 because of the reserve and reporting requirements associated with a HUD loan. However, the loan does have a favorable interest rate of 7.125% per annum and does not mature until January 1, 2029. In addition, management's analysis of market conditions completed during the current quarter to assess whether it might be in the best interests of the Limited Partners to seek a sale of the Portland Center property in the near term revealed favorable results. Market conditions for residential apartment properties in the Pacific Northwest in general and in the downtown Portland market in particular are very strong at the present time as a result of, among other factors, healthy employment gains, local restrictions on new construction, a limited amount of buildable land sites and several projects that have converted rental units into condominiums. Such favorable conditions may result in the Partnership receiving a greater return on the current sale of this investment property even prior to the completion of the ongoing improvement program and prior to the expiration of the loan prepayment restrictions.

      The sales of the Walker House Apartments and the Partnership's interest in the Hudson joint venture during fiscal 1996, together with the planned marketing efforts for the Portland Center property, have positioned the Partnership for a possible liquidation within the next 1 to 2 years. However, there are no assurances that the Partnership will be able to successfully sell its remaining investment under favorable conditions within this time frame. Management's hold versus sell decisions with respect to the investment in Portland Center will be based on an assessment of the impact on the overall returns to the Limited Partners.

      As discussed in the Annual Report, on March 13, 1996 the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party for $10,650,000. The existing mortgage balance of $5,011,000 was paid off in conjunction with the sale, and the venture paid closing costs of approximately $364,000. In addition, the joint venture had excess cash as of the date of the sale in the amount of approximately $235,000. The net proceeds available after the sale transaction totalled approximately $5.5 million, of which the co-venture partner was entitled to $220,000 under the terms of the amended joint venture agreement. The Partnership received the remainder of the net sale proceeds of approximately $5.3 million. The Partnership's share of the net proceeds was distributed to the Limited Partners as a special distribution in the amount of approximately $5,312,000, or $159 per original $1,000 investment, paid concurrently with the regular quarterly distribution on May 15, 1996. An additional special distribution of approximately $350,000, or $10.48 per original $1,000 investment, was made on December 13, 1996 in connection with the Walker House transaction. Because the sale of the Walker House Apartments was a taxable transaction in the state of Maryland, the Partnership withheld Maryland state income tax equal to the amount of this special distribution on behalf of most Limited Partners, as required by state law.

     At December 31, 1996, the Partnership had available cash and cash equivalents of approximately $375,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the remaining investment property. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

      For the three months ended December 31, 1996, the Partnership reported a net loss of $151,000, as compared to a net loss of $95,000 for the same period in the prior year. This increase in the Partnership's net loss is attributable to an $84,000 increase in the Partnership's share of ventures' losses which was partially offset by a $28,000 decrease in the Partnership's operating loss.

      The Partnership recognized a net loss of $145,000 from its share of ventures' operations for the three months ended December 31, 1996, as compared to a net loss of $61,000 for the same period in the prior year. This increase in the Partnership's share of ventures' losses is partly due to the inclusion of $49,000 in net income attributable to the Walker House joint venture in the prior year's results. As discussed further above, the Walker House joint venture sold its operating property during the fourth quarter of fiscal 1996, and, as a result, the Partnership no longer records operating results from this investment. In addition, an increase in property operating expenses and depreciation charges at the Portland Center joint venture contributed to the increase in the Partnership's share of ventures' losses for the current three-month period. Property operating expenses at Portland Center were higher for the current three-month period because of an increase in repairs and maintenance expenses incurred in connection with the ongoing enhancement program referred to above. Depreciation expense increased as a result of the capital expenditures incurred over the past year as part of the venture's ongoing improvement program. The increases in property operating expenses and depreciation charges at Portland Center were partially offset by an increase in the venture's rental revenues. Rental income increased mainly due to an increase in rental rates when compared to the same period in the prior year.

     The decrease in the Partnership's operating loss for the three months ended December 31, 1996 is primarily attributable to a decrease in general and administrative expenses. General and administrative expenses decreased by $22,000 for the current three-month period primarily due to a reduction in certain required professional services.

Nine Months Ended December 31, 1996
-----------------------------------

     For the nine months ended December 31, 1996, the Partnership reported a net loss of $294,000, as compared to a net loss of $208,000 for the same period in the prior year. This increase in the Partnership's net loss is attributable to a $171,000 increase in the Partnership's share of ventures' losses which was partially offset by an $85,000 favorable change in the Partnership's operating income (loss).

      The Partnership recognized a net loss of $342,000 from its share of ventures' operations for the nine months ended December 31, 1996, as compared to a net loss of $171,000 for the same period in the prior year. This increase in the Partnership's share of ventures' losses is primarily attributable to the inclusion of $177,000 in net income attributable to the Walker House joint venture in the prior year's results. As discussed further above, the Walker House joint venture sold its operating property during the fourth quarter of fiscal 1996, and, as a result, the Partnership no longer records operating results from this investment. The impact of the Walker House sale on the Partnership's share of ventures' losses was slightly offset by a decrease in the net loss from the Portland Center joint venture as a result of an increase in rental income. Rental income from Portland Center increased by approximately 12% for the current nine-month period due to both an increase in rental rates and an increase in average occupancy when compared to the same period in the prior year. The increase in the venture's rental income was partially offset by an increase in repairs and maintenance expense and depreciation charges as a result of the venture's ongoing overall enhancement and capital improvement program, as discussed further above.

     The favorable change in the Partnership's operating income (loss) is primarily attributable to the combined effect of a $56,000 increase in interest income and a $28,000 decrease in the Partnership's operating expenses. Interest income increased due to higher outstanding cash reserve balances for the current nine-month period as a result of the temporary investment of the Walker House sale proceeds prior to the May 15, 1996 special distribution. The Partnership's operating expenses decreased primarily due to a $21,000 decrease in general and administrative expenses stemming from a reduction in certain required professional services. In addition, management fees declined by $7,000 due to the return of capital associated with the Walker House and Hudson transactions and the related reduction in the amount of the ongoing Partnership distributions upon which management fees are based.

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

        In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

        Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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

                              PAINE WEBBER GROWTH PROPERTIES TWO LP

                              By:   SECOND PW GROWTH PROPERTIES, INC.
                                    Managing General Partner





                              By:  /s/ Walter V. Arnold
                                   --------------------
                                    Walter V. Arnold
                                    Senior Vice President and
                                    Chief Financial Officer

Date:  February 12, 1997