Form 10-K405
period 1997-03-31
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1997-06-30
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: MARCH 31, 1997

                                       OR

----       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from_____  to _____ .

                         Commission File Number: 0-12085

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

  Delaware                                                       04-2798594
  --------                                                       ----------
(State of organization)                                      (I.R.S. Employer
                                                          Identification  No.)

  265 Franklin Street, Boston, Massachusetts                         02110
  ------------------------------------------                         -----
  (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                                which registered
-------------------                                ----------------
       None                                                None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No ___
                                             ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
---------                                                  -------------------
Prospectus of registrant dated                                    Part IV
October 6, 1983, as supplemented

                      PAINE WEBBER GROWTH PROPERTIES TWO LP
                                 1997 FORM 10-K
                                TABLE OF CONTENTS

Part I                                                                 Page
                                                                       ----

Item     1        Business                                              I-1

Item     2        Properties                                            I-3

Item     3        Legal Proceedings                                     I-3

Item     4        Submission of Matters to a Vote of Security Holders   I-4

Part  II

Item     5        Market for the Partnership's Limited Partnership
                     Interests and Related Security Holder Matters      II-1

Item     6        Selected Financial Data                               II-1

Item     7        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      II-2

Item     8        Financial Statements and Supplementary Data           II-7

Item     9        Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure             II-7

Part III

Item     10       Directors and Executive Officers of the Partnership   III-1

Item     11       Executive Compensation                                III-2

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
                     Reports on Form 8-K                                IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                      F-1 to F-36

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-5 of this Form 10-K.

                                     PART I

Item 1.  Business

         Paine Webber Growth Properties Two LP (the "Partnership") is a limited partnership formed in June 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a portfolio of rental apartment and commercial properties which had potential for near-term capital appreciation. It is the Partnership's intention to enhance the value of the properties through the use of capital reserves and by reinvesting cash flow from operations. The Partnership sold $33,410,000 in Limited Partnership Units (33,410 Units at $1,000 per Unit) from October 6, 1983 to October 5, 1984 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-84814). Limited Partners will not be required to make any additional capital contributions. Net proceeds of the Partnership's offering were originally invested in four operating properties through joint venture partnerships. Through March 31, 1997, three of these investments had been sold, including two during fiscal 1996.

         As of March 31, 1997, the Partnership owned, through a joint venture partnership, an interest in the operating property set forth below:


Name of Joint Venture                                          Date of
Name and Type of Property                                     Acquisition       Type of
Location                                Size                  of Interest       Ownership (1)
--------------------------------------  -------               -----------       -------------

Oregon Portland Associates              525                    4/26/84          Fee ownership of land and
Portland Center, Apartment              apartment                               improvements (through
and Office Complex                      units and                               joint venture)
Portland, Oregon                        28,328
                                        sq. ft.
                                        office
                                        space


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

         The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Through March 31, 1997, the Limited Partners had received cumulative cash distributions of approximately $22,884,000, or approximately $685 per original $1,000 investment for the Partnership's earliest investors. This return includes distributions totalling $445 per original $1,000 unit from the sale of The Hamlet Apartments, including an amount of $45 per Unit distributed in fiscal 1992 as a result of the collection of the note receivable taken back at the time of the sale, $11 per original $1,000 investment from the sale of the Partnership's investment in the Hudson Apartments, $169.48 per original $1,000 investment from the sale of the Walker House Apartments and $12 per original $1,000 investment from a distribution of Partnership reserves that exceeded future reserve requirements.

         As noted above, the Partnership continues to retain an ownership interest in one operating investment property. The Portland Center investment property is located in a real estate market in which it faces significant competition for the revenues it generates. The apartment complex competes with numerous projects of similar type, generally on the basis of price, location and amenities. The property also competes with the local single-family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development actively for multi-family properties in many markets has escalated significantly. The Portland Center property also has a small amount of leasable commercial space. The property competes for long-term commercial tenants with a number of other properties generally on the basis of price, location and tenant improvement allowances. Conditions in the real estate markets for multi-family apartment properties have improved over the past two years and have had a positive impact on the performance of the Portland Center Apartments. As a result, growing interest from institutional and local buyers for well-located, quality apartment properties like Portland Center has emerged in recent months. Given the current buyer interest in the Portland apartment rental market, management believes that this may be the appropriate time to sell the property. Management is currently focusing on a potential near-term sale of this property and the possible completion of a Partnership liquidation by the end of calendar year 1997. However, no assurances can be given that both a sale of the property and a liquidation of the Partnership will be completed within this time frame.

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

Item 2.  Properties

         As of March 31, 1997, the Partnership owns, through a joint venture partnership, an interest in the property referred to under Item 1 above to which reference is made for the name, location, and the description of the property.

         Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for the remaining property:

                                          Percent Occupied At
                               -----------------------------------------------
                                                                        Fiscal
                                                                        1997
                               6/30/96   9/30/96   12/31/96   3/31/97   Average
                               -------   -------   --------   -------   -------

Portland Center                 94%        94%        95%       94%       94%

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

        The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Growth Properties Two LP, PaineWebber, Second PW Growth Properties, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Growth Properties Two LP, also alleged that following the sale of the partnership  interests,  PaineWebber,  Second PW  Growth  Properties,  Inc.  and
Properties Associates misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that
PaineWebber, Second PW Growth Properties, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

     Based on the settlement agreement discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of this matter will have a material impact on the Partnership's financial statements, taken as a whole.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

         At March 31, 1997 there were 2,982 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

         Reference is made to Item 6 below for a disclosure of the amount of cash distributions per Unit made to the Limited Partners during fiscal 1997.

Item 6.  Selected Financial Data

                      PaineWebber Growth Properties Two LP
          For the years ended March 31, 1997, 1996, 1995, 1994 and 1993
                    (in thousands, except for per Unit data)

                                 1997            1996              1995              1994            1993
                                 ----            ----              ----              ----            ----

Revenues                         $   304        $   259         $    227           $   201         $    202

Operating income (loss)          $    45        $   (51)        $    (65)          $   (15)        $     22

Partnership's share of
 ventures' losses                $  (230)       $  (134)        $   (161)          $  (309)        $   (867)

Partnership's share of
 gain on sale of
 operating investment
 property                              -       $  4,226                -                 -                -

Loss on writedown
 of investment to
 fair value                            -              -         $ (2,019)                -                -

Net income (loss)                $  (185)      $  4,041         $ (2,245)          $  (324)        $   (845)

Per Limited Partnership Unit:

  Net income (loss)              $ (5.48)       $117.36         $ (66.54)          $ (9.60)        $ (25.05)

  Cash distributions:
     Operations                  $ 17.53       $  21.26         $   8.68                 -                -

     Sales and
     other capital
     proceeds                    $169.48       $  23.00                -                -                 -

Total assets                     $   905       $  6,726         $  4,180          $  6,671         $  7,021



     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report

     The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION  RELATING TO FORWARD-LOOKING  STATEMENTS
-----------  ---------------------------  ----------

     The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity  and  Capital  Resources
---------  ---  -------  ---------

     The Partnership offered limited partnership interests to the public from October 1983 to October 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $33,410,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $26,690,000 was initially invested in three joint ventures which owned four operating investment properties. Through March 31, 1997, three of the four original investments had been sold. The sales of the Walker House Apartments and the Partnership's interest in the Hudson Apartments during fiscal 1996 have left the Partnership with one remaining real estate investment, a majority interest in the joint venture which owns the Portland Center Apartments. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its remaining joint venture investment in accordance with the joint venture agreement. The Partnership's primary objective has been to achieve long-term capital appreciation of the operating investment properties through property upgrades and subsequent rental income increases.

     While the Partnership continues to be optimistic about the near-term prospects for Portland Center and the downtown Portland apartment market, management believes that it may be the appropriate time to sell the property. There appears to be growing interest from institutional and local buyers for well-located, quality apartment properties like Portland Center. As a result, management has decided to market the property for sale and formal marketing efforts are currently underway. Management is currently focusing on completing a potential near-term sale of this property and the possible liquidation of the Partnership prior to December 31, 1997. There are no assurances, however, that both a sale of the remaining investment property and the liquidation of the Partnership will be completed within this time frame. If completed, the Partnership's share of the net proceeds from the sale of Portland Center, along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses, would be distributed to the Limited Partners prior to the liquidation of the Partnership.

     The investment in the Portland Center joint venture comprised 41% of the Partnership's original investment portfolio. Portland Center is a 525-unit high-rise apartment building located in Portland, Oregon, which also contains 28,000 square feet of leasable commercial space. As previously reported, management continues to be in the process of using the excess cash reserves from the December 1993 Portland Center loan refinancing to complete a major renovation program at the property, which includes upgrades to the common areas and many individual apartment units. The property's apartment units are being upgraded on a turnover basis. As of March 31, 1997, 59% of the apartment interiors had been fully renovated and an additional 37% had been partially renovated. To date, management has been able to lease the renovated units at substantial rental rate increases, averaging approximately 10% above the rental rate prior to the renovations. The implementation of the planned capital improvements at Portland Center, which will continue throughout calendar 1997, is expected to support management's ability to increase rents and add value to the property while the sale efforts are in process. As a result of the improvement in the net cash flow of the Portland Center joint venture during fiscal 1997, the Partnership expects to increase its quarterly distribution rate from 4.25% to 5% per annum on a Limited Partner's remaining capital account of $362.52 per original $1,000 Unit. The distribution increase will be effective for the payment to be made on August 15, 1997 for the quarter ending June 30, 1997.

      The mortgage debt obtained by the Portland Center joint venture in December 1993 contains a five-year prohibition on prepayment. The loan becomes prepayable beginning in December 1998 with a prepayment penalty which begins at 5% of the outstanding principal balance and declines by 1% annually over the next five years. While the loan cannot be prepaid prior to December 1998, it could be assumed by a buyer of the property for a fee, subject to approval by the lender and the U.S. Department of Housing and Urban Development, which insured the mortgage loan. The requirement that a buyer would have to assume the outstanding mortgage obligation could limit management's ability to effectively market the property for sale prior to December 1998 because of the reserve and reporting requirements associated with a HUD loan. However, the loan does have a favorable interest rate of 7.125% per annum and does not mature until January 1, 2029. In addition, management's analysis of market conditions completed during the third quarter of fiscal 1997 to assess whether it might be in the best interests of the Limited Partners to seek a sale of the Portland Center property in the near term revealed favorable results. Market conditions for residential apartment properties in the Pacific Northwest in general and in the downtown Portland market in particular are very strong at the present time as a result of, among other factors, healthy employment gains, local restrictions on new construction, a limited amount of buildable land sites and several projects that have converted rental units into condominiums. Such favorable conditions may result in the Partnership receiving a greater return on the current sale of this investment property even prior to the completion of the ongoing improvement program and prior to the expiration of the loan prepayment restrictions. Under the terms of the Portland Center joint venture agreement, both the Partnership and the co-venturer have certain first refusal rights with respect to a sale of the property. The Partnership would expect to recognize a sizable gain for financial reporting purposes upon the sale of the Portland Center property.

     The occupancy level in Portland Center's commercial space has risen 8% since September 1996 to reach 80% as of March 31, 1997. Two new tenants account for this improvement. It is expected that the commercial space will be 94% occupied by the end of June 1997. This projection is based upon new leases which were signed subsequent to year-end and a recent decision to utilize approximately 2,500 square feet of the vacant commercial space for a fitness center. The new fitness center opened in May 1997 and is an important amenity for the exclusive use of Portland Center residents. It replaces the former fitness area of 1,200 square feet which will be converted to rentable office space. Once the conversion is finished, there will be a total of 1,800 vacant square feet, or 6% of the property's commercial space, available for lease as office space.

     The proposed light-rail transportation system for downtown Portland which has been discussed in previous reports is presently on hold. Portland voters rejected funding for this project in the November 1996 election. This light-rail system, as proposed, included a nearby station that would have been convenient for the tenants at Portland Center.

     As previously reported, in March 1996 the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party for $10,650,000. The existing mortgage balance of $5,011,000 was repaid in conjunction with the sale, and the venture paid closing costs of approximately $364,000. In addition, the joint venture had excess working capital as of the date of the sale in the amount of approximately $235,000. The net proceeds available after the sale transaction totalled approximately $5.5 million, of which the co-venture partner was entitled to $220,000 under the terms of the joint venture agreement. The Partnership received the remainder of the net sale proceeds of approximately $5.3 million. The Partnership's share of the net proceeds was distributed to the Limited Partners as a special distribution in the amount of approximately $5,312,000, or $159 per original $1,000 investment, paid concurrently with the regular quarterly distribution on May 15, 1996. An additional special distribution of approximately $350,000, or $10.48 per original $1,000 investment, was made on December 13, 1996 in connection with the Walker House transaction. Because the sale of the Walker House Apartments was a taxable transaction in the state of Maryland, the Partnership withheld Maryland state income tax equal to the amount of this special distribution on behalf of most Limited Partners, as required by state law.

     At March 31, 1997, the Partnership had available cash and cash equivalents of approximately $905,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the remaining investment property. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1997 Compared to 1996
---------------------

     The Partnership reported a net loss of $185,000 for the year ended March 31, 1997, compared to net income of $4,041,000 for the prior year. The unfavorable change in the Partnership's net operating results is primarily the result of the $4,226,000 gain realized on the sale of the Walker House
Apartments in fiscal 1996. A $96,000 favorable change in the Partnership's operating income (loss) was effectively offset by an increase of a like amount in the Partnership's share of ventures' losses.

     The favorable change in the Partnership's operating income (loss) is primarily due to a $43,000 increase in interest and other income and a $51,000 decrease in the Partnership's operating expenses. Interest and other income increased partly due to higher outstanding cash reserve balances for the current year as a result of the temporary investment of the Walker House sale proceeds prior to the May 15, 1996 special distribution, as discussed further above. The Partnership's operating expenses decreased primarily due to a $38,000 decrease in general and administrative expenses stemming from a reduction in certain required professional services in the current year. In addition, management fees declined by $13,000 due to the return of capital associated with the Walker House and Hudson transactions and the related reduction in the amount of the ongoing Partnership distributions upon which management fees are based.

     The Partnership recognized a net loss of $230,000 from its share of ventures' operations for the year ended March 31, 1997, as compared to a net loss of $134,000 for the same period in the prior year. This increase in ventures' losses is primarily attributable to the inclusion of $122,000 in net income attributable to the Walker House joint venture in the prior year's results. As discussed further above, the Walker House joint venture sold its operating property during the fourth quarter of fiscal 1996. The impact of the Walker House sale on the Partnership's share of ventures' losses was slightly offset by a decrease in the net loss from the Portland Center joint venture as a result of an increase in rental income. Rental income from Portland Center increased by approximately 11% over fiscal 1996 due to increases in rental rates and an increase in the property's average occupancy level. The increase in the venture's rental income was partially offset by an increase in repairs and maintenance and depreciation charges as a result of the venture's ongoing overall enhancement and capital improvement program, as discussed further above.

1996 Compared to 1995
---------------------

     The Partnership reported net income of $4,041,000 for the year ended March 31, 1996, compared to a net loss of $2,245,000 for fiscal 1995. The favorable change in the Partnership's net operating results was primarily the result of the gain of $4,226,000 on the sale of the Walker House Apartments in fiscal 1996 and the write down of the carrying value of the Partnership's investment in the Hudson joint venture, of $2,019,000, which was recorded in fiscal 1995. In addition, a decrease in the Partnership's operating loss of $14,000 and a decrease in the Partnership's share of ventures' losses of $27,000 also contributed to the change in net operating results between fiscal 1996 and 1995. Operating loss decreased mainly due to an increase in interest income of $18,000 and a decrease in general and administrative expenses of $24,000. Interest income increased as a result of a higher average outstanding cash balance during fiscal 1996 due to the receipt of proceeds from the sale of the Hudson and
Walker House investments and an increase in the operating cash flow distributions from the Portland Center joint venture. The decrease in general and administrative expenses is primarily attributable to lower professional fees being incurred in fiscal 1996 for the completion of the annual independent valuation of the Partnership's operating properties. The favorable changes in operating loss were partially offset by an increase in management fees for fiscal 1996. The Adviser began to earn management fees in the second half of fiscal 1995 with the commencement of regular quarterly operating cash flow distributions.

     The Partnership's share of ventures' losses decreased in fiscal 1996 mainly as a result of a reduction in net losses from the Hudson joint venture due to the sale of the Partnership's interest in September 1995. A slight increase in net loss at the Portland Center joint venture of $15,000 was almost entirely offset by an increase in net income from the Walker House joint venture. Net income from Walker House increased mainly due to an additional two and one-half months of operations being recorded in fiscal 1996 in order to eliminate the three month reporting lag through the date of the sale in March 1996. Net loss at Portland Center increased slightly due to additional depreciation and repairs and maintenance expenses associated with the renovation program in progress at the property, as discussed further above. Such incremental expenses offset a 6% increase in the venture's gross revenues. Average occupancy at Portland Center actually decreased from 93% for calendar 1994 to 91% for calendar 1995 due to management's initiative to increase rental rates in order to turn over the apartment units to accelerate the pace of the interior unit renovations at the property. Management has stepped up its marketing efforts as the unit renovation program has progressed, and occupancy had increased to 94% for the quarter ended March 31, 1996.

1995 Compared to 1994
---------------------

     The Partnership reported a net loss of $2,245,000 for the year ended March 31, 1995, compared to a net loss of $324,000 for fiscal 1994. The increase in net loss was primarily the result of a write-down of $2,019,000 which the Partnership recorded in fiscal 1995 to adjust the carrying value of the Hudson investment to $350,000. An increase of $50,000 in the Partnership's operating loss also contributed to the increase in net loss for fiscal 1995. Operating loss increased due to increases in management fees and general and administrative expenses. The Partnership incurred management fees in the amount of $29,000 for fiscal 1995. As a result of the commencement of regular quarterly distributions of operating cash flow in fiscal 1995, the Adviser began to earn asset management fees in an amount equal to approximately 10% of the distributable cash of the Partnership. An increase of approximately $34,000 in interest income on Partnership cash reserves offset the increase in management fees. The increase in interest income can be attributed to higher average cash balances and slightly higher interest rates during fiscal 1995. General and administrative expenses increased by $47,000 in fiscal 1995, mainly due to higher professional fees related to the completion of an independent valuation of the Partnership's operating properties which began in late fiscal 1994.

     A significant decline in the Partnership's share of ventures' losses, from $309,000 in fiscal 1994 to $161,000 in fiscal 1995, partially offset the Hudson write-down and the increase in the Partnership's operating loss. Operating results at Portland Center for calendar 1994 showed the most improvement among the joint ventures, with a $390,000 increase in revenues over calendar 1993. Such increases in rental income were attributable to rental rate increases implemented at the property in conjunction with the ongoing renovation program. Occupancy at Portland Center actually declined during the fourth quarter of fiscal 1995 to 89% as management implemented a program to accelerate tenant turnover in order to complete the renovation program more quickly. Revenues were up slightly at the Walker House and Hudson Apartments as well during calendar 1994. Both properties maintained occupancy levels in the high 90's throughout calendar 1994 while implementing small rental rate increases. The favorable changes in revenues were offset, in part, by an increase in mortgage interest expense at Portland Center of $286,000 as a result of the increase in the mortgage loan balance as a result of the December 1993 refinancing. Despite a significant reduction in the interest rate on the Portland Center loan, interest and related charges exceeded their prior level due to the higher principal balance and the payment of mortgage insurance premiums required under the HUD financing agreement. Property operating expenses at Portland Center also increased mainly due to the capital improvement program, which included significant repairs and maintenance expenses.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

      Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investment will be significantly impacted by the competition from comparable properties in its local market area. The occupancy levels and rental rates achievable at the property are largely a function of supply and demand in the market. To date the pace of job and population growth in the Portland area has kept pace with the rate of new apartment development activity. However, in many other markets across the country development of new multi-family properties has surged in the past 12 months. Existing properties in such markets have generally experienced increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that such an increase in development activity will not affect the Portland Center property in the near term.

      Impact of Joint Venture Structure. The ownership of the remaining investment through a joint venture partnership could adversely impact the timing of the Partnership's planned liquidation and the amount of proceeds received from the disposition of the final investment. It is possible that the Partnership's co-venture partner could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreement, any conflict between the partners could result in delays in completing a sale of the property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining asset is critical to the Partnership's ability to realize the current estimated fair market value of the Portland Center investment property and to complete the liquidation of the Partnership on a timely basis. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

INFLATION
---------

         The Partnership completed its thirteenth full year of operations in fiscal 1997. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

         Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment property. Tenants at the Partnership's apartment complex have short-term leases, generally of six months to one year in duration. Rental rates at the property can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned-over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

         The Managing General Partner of the Partnership is Second PW Growth Properties, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

         (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
  Name                            Office                 Age        to Office
  ----                            ------                 ---        ---------

Bruce J. Rubin          President and Director            37          8/22/96
Terrence E. Fancher     Director                          43          10/10/96
Walter V. Arnold        Senior Vice President and
                           Chief Financial Officer        49          10/29/85
David F. Brooks         First Vice President and
                           Assistant Treasurer            54          6/1/83  *
Timothy J. Medlock      Vice President and Treasurer      36          6/1/88
Thomas W. Boland        Vice President                    34          12/1/91

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

     Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr.
Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

     Terrence E.  Fancher  was  appointed  a Director  of the  Managing  General
Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

     The Partnership began paying cash distributions to the Unitholders on a quarterly basis at a rate of 3% per annum on the remaining invested capital effective for the second quarter of fiscal 1995. The annual rate has been increased gradually in subsequent quarters to the current level of 4.25% per annum for the quarter ended March 31, 1996 and will increase to 5.0% per annum beginning with the distribution to be made on August 15, 1997 for the quarter ended June 30, 1997. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

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

         Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee of up to 1% of the gross offering proceeds outstanding. However, during the quarter ended June 30, 1991 the Partnership reached a limitation on the cumulative amount of management fees that can be earned by the Adviser under the terms of the original Prospectus. Future management fees will only be earned in an amount equal to 10% of the Distributable Cash, as defined, generated by the Partnership. During the second half of fiscal 1995, the Partnership instituted the payment of quarterly distributions which have continued through fiscal 1997. Accordingly, the Adviser was paid management fees of $58,000 for fiscal 1997.

         An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1997 is $61,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

         The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended March 31, 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

         (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1997.

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

                      PAINE WEBBER GROWTH PROPERTIES TWO LP


                         By:  Second PW Growth Properties, Inc.
                               Managing General Partner



                         By: /s/ Bruce J. Rubin
                             --------------------
                              Bruce J. Rubin
                              President and
                              Chief Executive Officer


                         By: /s/ Walter V. Arnold
                             --------------------
                              Walter V. Arnold
                              Senior Vice President and
                              Chief Financial Officer


                          By: /s/ Thomas W. Boland
                              --------------------
                              Thomas W. Boland
                              Vice President


Dated:  June 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.





By:/s/ Bruce J. Rubin                                   Date: June 27, 1997
   ----------------------                                     -------------
     Bruce J. Rubin
     Director




By:/s/ Terrence E. Fancher                            Date: June 27, 1997
   -----------------------                                  -------------
     Terrence E. Fancher
     Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                INDEX TO EXHIBITS

                                                          Page Number in the Report
Exhibit No.    Description of Document                    Or Other Reference
-----------    -----------------------                    ------------------

(3) and (4)    Prospectus of the Partnership               Filed with the Commission
               dated October 6, 1983, as                   pursuant to Rule 424(c) and
               supplemented, with particular               incorporated herein by reference.
               reference to the Amended and
               Restated Certificate and
               Agreement of Limited Partnership


(10)           Material contracts previously               Filed with the Commission pursuant
               filed as exhibits to registration           to Section 13 or 15(d) of the
               statements and amendments thereto           Securities Act of 1934 and
               of the registrant together with             incorporated herein by reference.
               all such contracts filed as
               exhibits of previously filed
               Forms 8-K and Forms 10-K are
               hereby incorporated herein by
               reference.


(13)           Annual Report to Limited Partners           No Annual Report for fiscal year
                                                           1997 has been sent to the Limited
                                                           Partners.  An Annual Report will be
                                                           sent to the Limited Partners
                                                           subsequent to this filing.


(22)           List of subsidiaries                        Included in Item I of Part 1 of
                                                           this Report Page I-1, to which
                                                           reference is hereby made.

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

                                                                      Reference
                                                                      ---------
Paine Webber Growth Properties Two LP:

     Reports of independent auditors                                       F-3

     Balance sheets as of March 31, 1997 and 1996                          F-5

     Statements of operations for the years ended March 31,
       1997, 1996 and 1995                                                 F-6

     Statements of changes in partners' capital (deficit) for the years
     ended March 31, 1997, 1996 and 1995                                   F-7

     Statements of cash flows for the years ended March 31, 1997,
        1996 and 1995                                                      F-8

     Notes to financial statements                                         F-9

     Schedule III-Real Estate and Accumulated Depreciation                 F-19

Oregon Portland Associates:

     Report of independent auditors                                        F-20

     Balance sheets as of December 31, 1996 and 1995                       F-21

     Statements of operations for the years ended December 31,
       1996, 1995 and 1994                                                 F-22

     Statements of changes in venturers' capital (deficit) for the
       years ended December 31, 1996, 1995 and 1994                        F-23

     Statements of cash flows for the years ended December 31,
       1996, 1995 and 1994                                                 F-24

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

                           ANNUAL REPORT ON FORM 10-K

                      Item 14(a)(1) and (2) and Item 14(d)

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                   (continued)

                                                                     Reference
                                                                     ---------

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

                         REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties Two LP:

     We have audited the accompanying balance sheets of PaineWebber Growth Properties Two LP as of March 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Montgomery Village HWH Associates as of December 31, 1995 and 1994 and for the years then ended have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to Montgomery Village HWH Associates as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, it is based solely on their report. In the financial statements, the Partnership's equity in the net income of Montgomery Village HWH Associates is stated at $122,000 and $105,000, respectively, for the years ended March 31, 1996 and 1995.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Growth Properties Two LP at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                     /s/ ERNST & YOUNG LLP
                                         -----------------
                                         ERNST & YOUNG LLP




Boston, Massachusetts
June 13, 1997

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






                                           /s/Reznick Fedder & Silverman
                                              --------------------------
                                              Reznick Fedder & Silverman


Baltimore,  Maryland
January 5, 1996, except for Note E,
as to which the date is
March 13, 1996

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                             March 31, 1997 and 1996
                    (In thousands, except for per Unit data)

                                     ASSETS

                                                    1997           1996
                                                    ----           ----

Investments in joint ventures, at equity          $     -         $    257
Cash and cash equivalents                             905            6,278
Accounts receivable                                     -              191
                                                  -------         --------
                                                  $   905         $  6,726
                                                  =======         ========


                        LIABILITIES AND PARTNERS' CAPITAL


Equity in losses of joint venture in excess
  of investment and advances                     $    618         $      -
Accounts payable and accrued expenses                  46               46
                                                 --------         --------
    Total liabilities                                 664               46

Partners' capital:
   General Partners:
     Capital contributions                              1                1
     Cumulative net income                              7                9
     Cumulative cash distributions                    (16)             (10)

   Limited Partners ($1,000 per Unit,
       33,410 Units outstanding):
     Capital contributions, net o
       offering costs                               29,778            29,778
     Cumulative net losses                          (6,645)           (6,462)
     Cumulative cash distributions                 (22,884)          (16,636)
                                                  ---------       ----------
    Total partners' capital                            241             6,680
                                                  --------        ----------
                                                  $    905        $    6,726
                                                  ========        ==========
















                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF OPERATIONS
                For the years ended March 31, 1997, 1996 and 1995
                    (In thousands, except for per Unit data)


                                                   1997               1996              1995
                                                   ----               ----              ----

Revenues:
     Interest and other income                    $    111        $      68          $      50
     Reimbursements from affiliate                     193              191                177
                                                  --------        ---------          ---------
                                                       304              259                227

Expenses:
     Management fees                                    58               71                 29
     General and administrative                        201              239                263
                                                  --------        ---------          ---------
                                                       259              310                292
                                                  --------        ---------          ---------

Operating income (loss)                                 45              (51)               (65)

Partnership's share of ventures' losses               (230)            (134)              (161)

Partnership's share of gain on sale of
     operating investment property                       -            4,226                  -

Loss on write-down of investment to fair value           -                -             (2,019)
                                                 ---------        ---------          ---------

Net income (loss)                                $    (185)       $   4,041          $  (2,245)
                                                ==========        =========          =========

Per Limited Partnership Unit:

  Net income (loss)                             $   (5.48)       $ 117.36            $  (66.54)
                                                =========        ========            =========

  Cash distributions                            $  187.01       $   44.26            $    8.68
                                                =========       =========            =========


The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each year.














                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           (DEFICIT) For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)

                                        General      Limited
                                        Partners     Partners      Total
                                        --------     --------      -----

Balance at March 31, 1994              $    (88)     $ 6,751       $ 6,663

Net loss                                    (22)      (2,223)       (2,245)

Cash distributions                           (3)        (290)         (293)
                                       --------      -------      --------


Balance at March 31, 1995                  (113)       4,238         4,125

Net income                                  120        3,921         4,041

Cash distributions                           (7)      (1,479)       (1,486)
                                       --------     --------     ---------

Balance at March 31, 1996                     -        6,680         6,680

Net loss                                     (2)        (183)         (185)

Cash distributions                           (6)      (6,248)       (6,254)
                                       --------     --------     ---------

Balance at March 31, 1997              $     (8)    $    249     $     241
                                       ========     ========     =========























                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1997, 1996 and 1995
                  Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                                        1997             1996           1995
                                                                        ----             ----           ----

Cash flows from operating activities:
     Net income (loss)                                                $  (185)         $  4,041       $ (2,245)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Partnership's share of gain on sale of
           operating investment property                                    -            (4,226)             -
         Reimbursements from affiliate                                   (193)             (191)          (177)
         Partnership's share of ventures' losses                          230               134            161
         Loss on write-down of investment to fair value                     -                 -          2,019
         Changes in assets and liabilities:
           Accounts receivable                                            191                 -              -
           Accounts payable and accrued expenses                            -                (9)            47
                                                                     --------         ---------      ---------
              Total adjustments                                           228            (4,292)         2,050
                                                                     --------         ---------      ---------
              Net cash provided by (used in) operating activities          43              (251)          (195)

Cash flows from investing activities:
     Distributions from joint ventures                                    838             6,629          1,034
     Additional investments in joint ventures                               -               (17)            (7)
     Proceeds from sale of investment                                       -               350              -
                                                                    ---------         ---------     ----------
              Net cash provided by investing activities                   838             6,962          1,027

Cash flows from financing activities:
     Distributions to partners                                         (6,254)           (1,486)          (293)
                                                                   ----------         ---------     ----------

Net (decrease) increase in cash and cash equivalents                   (5,373)            5,225            539

Cash and cash equivalents, beginning of year                            6,278             1,053            514
                                                                   ----------         ---------    -----------

Cash and cash equivalents, end of year                             $      905         $   6,278    $    1,053
                                                                   ==========         =========    ==========












                             See accompanying notes.

                     PAINE WEBBER GROWTH PROPERTIES TWO LP
                       NOTES TO FINANCIAL STATEMENTS

1.   Organization and Nature of Operations

         Paine Webber Growth Properties Two LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in June 1983 for the purpose of investing in a portfolio of rental apartment and commercial properties which have potential for near-term capital appreciation. The Partnership authorized the issuance of Units (at $1,000 per Unit) of which 33,410, representing capital contributions of $33,410,000, were subscribed and issued between October 1983 and October 1984. The net proceeds of the Partnership's offering were originally invested in four operating investment properties, through joint venture partnerships. Through March 31, 1997, three of these investments had been sold. The joint venture that owns the remaining asset is currently in the process of marketing the final investment property for sale. Management is currently focusing on completing a potential near-term sale of this property and the possible liquidation of the Partnership prior to December 31, 1997. There are no assurances, however, that both a sale of the remaining investment property and the liquidation of the Partnership will be completed within this time frame. See Note 4 for a further discussion of the Partnership's investments.

2.   Use of Estimates and Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended March 31, 1997. Actual results could differ from the estimates and assumptions used.

         The accompanying financial statements include the Partnership's investment in one joint venture partnership (three in fiscal 1996) which own or owned operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control in the ventures. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. All of the joint venture partnerships are or were required to maintain their accounting records on a calendar basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the income or loss from the joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 4 for a description of the joint venture partnerships and a discussion of the significant lag-period transaction recognized in fiscal 1996.

         For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

         No provision for income taxes is made in the accompanying financial statements as the liability for such taxes is that of the partners rather than the Partnership.

           The cash and cash equivalents on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets approximates their fair value as of March 31, 1997 and 1996 due to the short-term maturities of these instruments.

         No provision for income taxes has been made in the accompanying financial statements as the liability for such taxes is that of the individual partners rather than the Partnership. Upon sale or disposition of the
Partnership's investments, the taxable gain or the tax loss incurred will be allocated among the partners. In cases where the disposition of the investment involves the lender foreclosing on the investment, taxable income could occur without distribution of cash. This income would represent passive income to the partners which could be offset by each partners' existing passive losses, including any passive loss carryovers from prior years.

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

         Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee of up to 1% of the gross offering proceeds outstanding. However, during the quarter ended June 30, 1991 the Partnership reached a limitation on the cumulative amount of management fees that can be earned by the Adviser under the terms of the original Prospectus. Future management fees are limited further to 10% of the Distributable Cash, as defined, of the Partnership. For the years ended March 31, 1997, 1996 and 1995, the Adviser earned $58,000, $71,000 and $29,000, respectively, in management fees as a result of the commencement of regular quarterly distributions effective for the second quarter of fiscal 1995.

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

         Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 are $61,000, $69,000 and $72,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

         The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000, $3,000, and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the years ended March 31, 1997, 1996 and 1995, respectively.

4.   Investments in Joint Venture Partnerships

         As of March 31, 1997 and 1996, the Partnership has an investment in one joint venture (three at March 31, 1995). Except as noted below, the joint ventures are accounted for on the equity method in the Partnership's financial statements. For income tax reporting purposes, the joint ventures are or were required to maintain their accounting records on a calendar year basis. As a result, the Partnership accounts for its joint venture investments based on financial information which is three months in arrears to that of the Partnership. On September 12, 1995, the Partnership sold its interest in the Hudson Apartments joint venture to its co-venture partner for $350,000. As of March 31, 1995, the Partnership's investment in the Hudson joint venture was reclassified to investment held for sale and written down to its net realizable value of $350,000. Subsequent to the writedown, the Partnership accounted for this investment on the cost method during the period of time in fiscal 1996 which it took for the sale transaction to be completed. On March 13, 1996, the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the gain on this transaction was recognized in fiscal 1996. Accordingly, in addition to the operations for the twelve months ended December 31, 1995, the Partnership's share of ventures' losses in fiscal 1996 also reflects the Partnership's share of Walker House operations for the period January 1, 1996 through the date of sale. Such operations in calendar 1996 reflected total revenues of $360,000 and total expenses of $414,000 for a net loss of $54,000, of which the Partnership's share was $53,000.

         Condensed combined financial statements of these joint ventures, for the periods indicated, are as follows. As a result of the transactions described above, the condensed balance sheet as of December 31, 1996 and 1995 includes only the accounts of the Portland Center joint venture. The condensed combined statement of operations for the year ended December 31, 1996 includes only the results of the Portland Center joint venture. The condensed combined statement of operations for the year ended December 31, 1995 includes the results of the Portland Center joint venture for calendar 1995 and the results of the Walker House joint venture for the fourteen and one-half months from January 1, 1995 through the date of the sale on March 13, 1996. And finally, the condensed combined statement of operations for the year ended December 31, 1994 includes the results of all three joint ventures.

                        Condensed Combined Balance Sheets
                           December 31, 1996 and 1995
                                 (in thousands)
                                     Assets

                                                  1996           1995
                                                  ----           ----


     Current assets                            $    1,938        $   1,814
     Operating investment property, net            18,280           19,126
     Other assets                                   2,839            3,079
                                                ---------        ---------
                                                $  23,057        $  24,019
                                                =========        =========

                       Liabilities and Venturers' Deficit

     Current liabilities                        $     737        $     859
     Other liabilities                                494              913
     Long-term mortgage debt, less
        current portion                            22,351           22,540

     Partnership's share of combined deficit         (413)            (183)
     Co-venturers' share of combined deficit         (112)            (110)
                                                ---------        ---------
                                                $  23,057        $  24,019
                                                ==========       =========

                   Reconciliation of Partnership's Investment
                             March 31, 1997 and 1996
                                 (in thousands)

                                                  1996           1995
                                                  ----           ----

     Partnership's share of
        combined deficit
        at December 31,
        as shown above                           $   (413)       $    (183)
     Reimbursement of management
        fees and expenses
        receivable from
        joint venture (1)                              494              913
     Timing difference due
        to contributions
        (distributions)
        made subsequent to
        December 31 (see Note 2)                      (699)            (473)
                                                 ----------       ----------
     Investment in joint venture
        at equity, at March 31                   $     (618)      $      257
                                                 ==========       ==========


(1) In accordance with the Portland Center joint venture agreement, the Partnership recorded reimbursement revenues for the years ended March 31, 1997, 1996 and 1995 of $193,000, $191,000 and $177,000, respectively, for the reimbursement of certain Partnership expenses. The Portland Center joint venture records a comparable reimbursement expense in its statement of operations which is reflected in the Partnership's share of ventures' losses. Accordingly, the accounting for these reimbursements has no material effect on the Partnership's net capital or its results of operations. The reimbursements due the Partnership are payable only out of net cash flow of the operating property and are cumulative to the extent not paid. A cumulative total of $494,000 and $913,000 remained unpaid as of March 31, 1997 and 1996, respectively, which is recorded in the joint venture investment balance on the accompanying balance sheet.

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)



                                                                  1996              1995             1994
                                                                  ----              ----             ----
Revenues:
     Rental revenues and expense recoveries                     $   6,054        $   7,549          $   7,757
     Interest and other income                                        199              337                233
                                                                ---------        ---------          ---------
                                                                    6,253            7,886              7,990

Expenses:
     Property operating expenses                                    3,351            3,945              3,874
     Interest expense                                               1,780            2,373              2,684
     Depreciation and amortization                                  1,354            1,703              1,621
                                                                ---------       ----------         ----------
                                                                    6,485            8,021              8,179
                                                                ---------       ----------         ----------
Operating loss                                                       (232)            (135)              (189)

Gain on sale of operating investment property                           -            4,580                  -
                                                                ---------       ----------         ----------

Net income (loss)                                               $    (232)      $    4,445         $     (189)
                                                                =========       =========          ==========

Net income (loss):
    Partnership's share of combined net income (loss)           $    (230)      $    4,092         $     (161)
    Co-venturers' share of combined net income (loss)                  (2)             353                (28)
                                                                ---------       ----------         ----------
                                                                $    (232)      $    4,445         $     (189)
                                                               ==========       ==========         ==========

         The Partnership's share of the combined net income (loss) of the joint ventures is presented as follows on the accompanying statements of operations (in thousands):

                                              1996         1995          1994
                                              ----         ----          ----

Partnership's share of ventures' losses      $  (230)     $  (134)     $  (161)
Partnership's share of gain on sale of
  operating investment property                    -        4,226            -
                                             -------      -------      -------
                                             $ (230)      $ 4,092      $  (161)
                                             ======       =======      =======

         Investment in joint venture, at equity, is the Partnership's net investment in the Portland Center joint venture partnership. This joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

         The cash distributions received from the Partnership's joint venture investments during fiscal 1997, 1996 and 1995 are as follows (in thousands):

                                            1997          1996            1995
                                            ----          ----            ----

     Montgomery Village HWH Associates      $    -       $ 5,656       $    445
     Oregon Portland Associates                838           973            586
     Hudson Partners                             -             -              3
                                            ------        ------       --------
                                            $  838       $ 6,629       $  1,034
                                            ======       =======       ========

         A description of the ventures' properties, relevant sales transactions and the terms of the joint venture agreements are summarized below:

(a)  Montgomery Village HWH Associates
     ---------------------------------

         On December 29, 1983, the Partnership acquired an interest in Montgomery Village HWH Associates, a Maryland general partnership organized to purchase and operate The Hamlet and Walker House, two apartment complexes located in Montgomery Village, Maryland with a total of 1,060 units. The
Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of General American Real Estate and Development, Inc. The properties were purchased on March 9, 1984.

         The aggregate cash investment by the Partnership for its interest was approximately $12,982,000 (including an acquisition fee of $1,100,000 paid to the Adviser and fees aggregating $150,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $350,000 were deferred at the time of purchase and were paid to the Adviser from distributable net cash flow and net sale proceeds of the joint venture. The apartment complexes were acquired subject to nonrecourse mortgages totalling approximately $24,639,000 at the time of closing. On November 29, 1989, the joint venture refinanced the mortgage debt secured by the Walker House Apartments, replacing its original $4 million, 9.75% loan with a $5.1 million, 9.5% nonrecourse loan due in December of 1996.

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

         On March 13, 1996, the Walker House Apartments property was sold to an unrelated third party for $10,650,000. The existing mortgage balance of $5,011,000 was paid off in conjunction with the sale, and the venture paid closing costs of approximately $364,000. In addition, the joint venture had excess cash as of the date of the sale in the amount of approximately $235,000. The net proceeds from this sale totalled approximately $5.5 million, of which the co-venture partner was entitled to $220,000 under the terms of the joint venture agreement. The Partnership received the remainder of the net sale proceeds of approximately $5.3 million. During fiscal 1997, the Partnership's share of the net sale proceeds was distributed to the Limited Partners as a special distribution in the amount of $159 per original $1,000 investment paid concurrently with the regular quarterly distribution on May 15, 1996. An additional amount of $10.48 per original $1,000 investment related to the Walker House sale was distributed to the Limited Partners in December 1996.

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

         Taxable income resulting from a sale of the properties was allocated between the Partnership and the co-venturer generally as sales proceeds were distributed.

(b)  Oregon Portland Associates
     --------------------------

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

         The aggregate cash investment by the Partnership for its interest was approximately $11,097,000 (including acquisition fees of $800,000 paid to the Adviser and $280,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $280,000 were deferred at the time of purchase and were paid to the Adviser out of net cash flow of the joint venture. The apartment complex was acquired subject to nonrecourse mortgage balances totalling approximately $18,493,000 at the time of the closing. During fiscal 1994, the joint venture refinanced its outstanding debt obligation with a new nonrecourse loan in the amount of approximately $23 million issued in conjunction with an insured loan program of the Department of Housing and Urban Development (HUD). The loan, which is fully assumable, has a 35-year maturity and bears interest at a fixed rate of 7.125% per annum. As part of the HUD insured loan program, the joint venture was required to establish escrow accounts for replacement reserves and other required repairs. The balance of these restricted escrow deposits totalled approximately $2.1 million and $2.3 million as of December 31, 1996 and 1995, respectively. The excess loan proceeds, after repayment of the outstanding indebtedness, were used to pay transaction costs and to fund the required escrow accounts.

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

         Net proceeds (after repayment of third-party indebtedness and the establishment of any necessary reserves) from a sale or refinancing will be distributed first to the payment of all deferred fees then payable, then to the payment of principal and interest on certain loans made by the partners to the joint venture. The Partnership will then receive an amount equal to its investment in the property plus a 6% noncompounded cumulative return on its investment. Interest and principal on any remaining loans made by the partners to the joint venture will then be paid. Next, the co-venturer will be paid an amount equal to its remaining investment. Any remaining proceeds will be split between the Partnership and the co-venturer in varying proportions which increase in the co-venturer's favor from 5% to 40% in accordance with the joint venture agreement. Such payments to the partners, except for the payment of interest and principal on any remaining loans as described above, will not be made if a partner's account in the joint venture equals zero, until sufficient distributions have been made to the other partner in order to bring that partner's capital account to zero. Under the terms of the joint venture agreement, both the Partnership and the co-venturer have certain first refusal rights with respect to a sale of the operating investment property.

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

(c) Hudson Partners
    ---------------

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

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Growth Properties Two LP, PaineWebber, Second PW Growth Properties, Inc. and Properties Associates (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Growth Properties Two LP, also alleged that following the sale of the partnership  interests,  PaineWebber,  Second PW  Growth  Properties,  Inc.  and
Properties Associates misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that
PaineWebber, Second PW Growth Properties, Inc. and Properties Associates violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pendng the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

     Based on the settlement agreement discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of this matter will have a material impact on the Partnership's financial statements, taken as a whole.

6.   Subsequent Event

     On May 15, 1997, the Partnership distributed $129,000 to the Limited Partners and $1,000 to the General Partners for the quarter ended March 31, 1997.


Schedule III - Real Estate and Accumulated Depreciation



                                                                 PAINEWEBBER GROWTH PROPERTIES TWO LP
                                                         SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                           December 31, 1996
                                                                            (In thousands)

                                                    Cost                                                               Life on Which
                                                 Capitalized                                                           Depreciation
                              Initial Cost to    Subsequent to  Gross Amount at Which Carried at                       in Latest
                                 Partnership     Acquisition             End of Year                                   Income
                                   Buildings &   Buildings &        Buildings &         Accumulated   Date of          Statement
Description   Encumbrances   Land  Improvements  Improvements  Land Improvements Total  Depreciation  Acquisition      is Computed
-----------   ------------   ----  ------------  ------------  ---- ------------ -----  ------------  -----------      -----------

Apartment
 Complex
Portland,
 Oregon       $22,540       $4,700   $19,453      $7,433       $4,700   $26,886    $31,586   $13,306     4/26/84       7-25 yrs.
              =======       ======   =======      ======       ======   =======    =======   =======

Notes

(A)  The  aggregate  cost of real estate  owned at December 31, 1996 for Federal income tax purposes is approximately $36,276.

(B)  See Note 4 to the financial  statements  for a description of the agreement though which the Partnership owns an interest in the above property and for a discussion of the debt encumbering the operating investment property.

(C) Reconciliation of real estate owned:
                                                                1996              1995             1994
                                                                ----              ----             ----

         Balance at beginning of period                         $40,487          $39,649           $37,738
         Increase due to acquisition and improvements               508              839             1,911
         Decrease due to sale of Walker House                    (9,409)               -                 -
         Decrease due to disposals                                    -               (1)                -
                                                                -------          -------           -------
         Balance at end of period                               $31,586          $40,487           $39,649
                                                                ========         =======           =======

(D) Reconciliation of accumulated depreciation:

         Balance at beginning of period                         $15,452          $13,832           $12,474
         Depreciation expense                                     1,354            1,621             1,358
         Decrease due to sale of Walker House                    (3,500)               -                 -
         Write-offs due to disposals                                  -               (1)                -
                                                                -------          ------            -------
         Balance at end of period                               $13,306          $15,452           $13,832
                                                                =======          =======           =======



                         REPORT OF INDEPENDENT AUDITORS


The Partners
Oregon Portland Associates:

     We have audited the accompanying balance sheets of the Oregon Portland Associates (an Oregon General Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in venturers' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Portland Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





                                /S/ ERNST & YOUNG LLP
                                    -----------------
                                    ERNST & YOUNG LLP



Boston, Massachusetts
February 12, 1997

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995
                                 (In thousands)

                                     Assets
                                                    1996                1995
                                                    ----                ----
Current assets:
     Cash and cash equivalents                    $    903          $     939
     Tenant receivables                                22                   9
     Repair escrow deposits                            32                  32
     Mortgage escrow deposits - restricted            344                 359
     Tenant security deposits - held in trust         354                 216
     Prepaid real estate taxes                        248                 222
     Prepaid insurance                                 25                  29
     Other assets                                      10                   8
                                                 --------           ---------
         Total current assets                       1,938               1,814

HUD reserve for replacements                        2,123               2,299

Operating investment property, at cost:
     Land                                           4,700               4,700
     Buildings and improvements                    23,134              22,874
     Equipment                                      3,752               3,504
                                                 --------           ---------
                                                   31,586              31,078
     Less accumulated depreciation                (13,306)            (11,952)
                                                ----------          ---------
Net operating investment property                  18,280              19,126

Deferred financing costs and deferred leasing
     commissions, net of accumulated
      amortization of $161 ($98 in 1995)              716                 780
                                                ---------           ---------
                                                $  23,057           $  24,019
                                                =========           =========

                       Liabilities and Venturers' Deficit

Current liabilities:
     Current portion of long-term debt         $     189            $     176
     Accounts payable and accrued expenses           292                  372
     Prepaid rental and other deferred income         43                  113
     Tenant security deposits                        178                  188
     Payable to property manager and affiliates       35                   10
                                               ---------            ---------
         Total current liabilities                   737                  859

Long-term debt                                    22,351               22,540
Management fee and expense reimbursement due
     to majority partner                             494                  913
Venturers' deficit                                  (525)                (293)
                                               ----------           ---------
                                               $  23,057            $  24,019
                                               ==========           =========


                             See accompanying notes.

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                        1996              1995            1994
                                        ----              ----            ----
Revenues:
     Rental income                     $ 6,054           $ 5,456        $ 5,295
     Interest income                       119               217             74
     Other income                           80                76             73
                                       -------           -------        -------
                                         6,253             5,749          5,442
Expenses:
     Interest and amortization
       of related financing fees         1,780             1,808          1,943
     Depreciation                        1,354             1,319          1,059
     Repairs and maintenance               961               675            504
     Utilities                             351               298            296
     Real estate taxes, net of
       refunds of $15 in 1994              469               455            468
     Professional fees                      38                34             30
     General and administrative            370               279            243
     Salaries and related costs            436               465            446
     Management and related fees           501               504            521
     Insurance                              95                93            106
     Security                              130                77             68
                                       -------          --------       --------
         Total expenses                  6,485             6,007          5,684
                                       -------          --------       --------
Net loss                               $  (232)         $   (258)      $   (242)
                                       =======          ========       ========












                             See accompanying notes.

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)

              STATEMENTS OF CHANGES IN VENTURERS' CAPITAL (DEFICIT) For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                                       Majority           Minority
                                       Partner            Partner        Total
                                       -------            -------        ------

Balance at December 31, 1993          $    312            $   (105)     $   207

Net loss                                  (240)                 (2)        (242)
                                      --------            ---------     --------

Balance at December 31, 1994                72                (107)         (35)

Net loss                                  (255)                 (3)        (258)
                                      --------           ---------      --------

Balance at December 31, 1995              (183)               (110)        (293)

Net loss                                  (230)                 (2)        (232)
                                      --------           ---------      -------

Balance at December 31, 1996         $    (413)          $    (112)     $  (525)
                                     =========           =========      =======















                             See accompanying notes.

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                     Increase (Decrease) in Cash and Cash Equivalents

                                 (In thousands)

                                                                         1996           1995               1994
                                                                         ----           ----               ----

Cash flows from operating activities:
     Net loss                                                        $   (232)       $    (258)        $   (242)
     Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Depreciation                                                     1,354             1,319            1,059
       Amortization of deferred financing costs                            56                27               57
       Amortization of deferred leasing commissions                         6                 4                9
       Interest added to HUD reserve for replacements                    (109)             (195)               -
       Net changes in operating assets and liabilities:
         Tenant receivables                                               (13)                -                2
         Mortgage escrow deposits                                        (123)              (39)            (130)
         Prepaid real estate taxes                                        (26)               28               16
         Prepaid insurance                                                  4                 8              (11)
         Other assets                                                      (2)               12              164
         Accounts payable and accrued expenses                            (79)               75              125
         Prepaid rental and other deferred income                         (71)               73                8
         Tenant security deposits                                         (10)               16              (24)
         Payable to property manager and affiliates                        25                 1              (41)
         Management fee and expense reimbursement due
           to majority partner                                           (419)             (502)             (62)
                                                                   ----------           -------        ---------
           Net cash provided by operating activities                      361               569              930

Cash flows from investing activities:
     Additions to operating investment property, net                     (508)             (809)          (1,866)
     Repair escrow withdrawals                                              -             1,010              363
     HUD reserve for replacements - deposits                              (79)              (79)             (77)
     HUD reserve for replacements - withdrawals                           366               278              441
     Increase in deferred leasing commissions                               -               (18)               -
                                                                  -----------          --------        ---------
           Net cash (used in) provided by investing activities           (221)              382           (1,139)

Cash flows from financing activities:
     Debt payments                                                       (176)             (164)            (141)
     Repayment of loan from majority partner                                -                 -             (117)
                                                                 ------------          --------        ---------
           Net cash used in financing activities                         (176)             (164)            (258)
                                                                 ------------          --------        ---------

Net (decrease) increase in cash and cash equivalents                      (36)              787             (467)

Cash and cash equivalents, beginning of year                              939               152              619
                                                                 ------------          --------        ---------
Cash and cash equivalents, end of year                           $        903          $    939        $     152
                                                                 ============          ========        =========

Cash paid during the year for interest                           $      1,613          $  1,624        $   1,510
                                                                 ============          ========        =========





                             See accompanying notes.

                            OREGON PORTLAND ASSOCIAES
                         (AN OREGON GENERAL PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


1.  Summary of significant accounting policies
    Organization
    ------------

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

     Credit Risk
     -----------

         Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and restricted cash accounts. The Partnership places its cash deposits with credit worthy, high quality financial institutions. The concentration of such cash deposits is not deemed to create a significant risk to the Partnership.

     Cash and Cash Equivalents
     -------------------------

         The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Operating Investment Property
     -----------------------------

         Operating investment property is stated at cost, net of accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

         The acquisition of the assets involved the issuance of a wraparound mortgage which had been discounted; accordingly, these assets were reduced by an amount equal to the original discount. Maintenance and repair expenses are charged to operations when incurred, while major renewals and betterments are capitalized.

     Depreciation of buildings and improvements is provided on the straight-line method over an estimated useful life of 15 to 25 years. Equipment is depreciated on the straight-line method over estimated useful lives ranging from 5 to 10 years.

         The apartment units are leased for terms of one year or less and the commercial property for terms of five years or less.

     Deferred Financing Costs and Deferred Leasing Commissions
     ---------------------------------------------------------

         Deferred financing costs consist principally of fees and costs incurred in conjunction with securing refinancing for the mortgage payable. These fees are being amortized (and are included in interest expense) over the term of the loan utilizing a method that approximates the level-yield method. Deferred leasing commissions are amortized over the term of the related lease.

     Income Taxes
     ------------

         The Partnership is not a taxable entity, and the results of its operations are includable in the tax returns of the partners. Accordingly, no income tax provision or benefit is reflected in the accompanying financial statements.

     Fair Value of Financial Instruments
     -----------------------------------

         The carrying amount of cash and cash equivalents approximates their fair value due to the short-term maturities of these instruments. The fair value of the Partnership's long-term debt is estimated using a discounted cash flow analysis, based on the current market rate for similar types of borrowing arrangements.

     Reclassifications
     -----------------

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

4.   Related Party Transactions

         Pursuant to the Agreement, the majority partner is to be reimbursed each year by the Partnership for the Partnership's share of the management fee and expenses (a "deferred fee") allocable to or incurred by the majority partner in connection with the management of the property. Management fees and expenses incurred totalled $193,000, $191,000 and $217,000 in 1996, 1995 and 1994,
respectively.   At  December  31,  1996  and  1995,   $494,000   and   $913,000,
respectively, of the amounts previously accrued have not been paid. These fees are payable out of net cash flow or net capital proceeds from a sale or refinancing, as defined, and are cumulative to the extent not paid. During 1996 and 1995, $612,000 and $693,000 of fees and expenses were paid to the majority partner.

         The Partnership had a property management contract with an affiliate of the minority partner that provided for management and leasing commission fees to be paid to the property manager. The management fee was 5% of "gross rents," as defined. As of September 1, 1989, the Partnership changed property managers, the new property manager being a third party. The new management fee is based on 4% of "gross rents", as defined, and was $244,000, $221,000 and $215,000 for 1996,
1995 and 1994, respectively. The Partnership continues to pay a Partnership management fee to the original property manager. This fee is equal to 1% of "gross rents", as defined, and was $61,000, $55,000 and $54,000 in 1996, 1995 and 1994, respectively.

         The Partnership has an agreement with the new property manager whereby the property manager arranges and supervises construction improvement projects, and in turn receives a fee equal to 2.5% of the gross contract amount on non-HUD-related construction. There were no such fees paid during 1996, 1995 or 1994. On HUD-related construction, commencing January 1, 1994, the property manager receives a fee of $3,000 per month, not to exceed $75,000. Fees of $3,000, $36,000 and $36,000 were paid in 1996, 1995 and 1994, respectively.

5.   Long-term debt

         Long-term debt aggregated $22,540,000 and $22,716,000 at December 31, 1996 and 1995, respectively (fair value approximates the carrying value at December 31, 1996 and 1995). The borrowing is secured by the operating investment property and bears interest at 7.125% with principal and interest of $149,000 due monthly through January 1, 2029. This loan is subject to the terms of a HUD regulatory agreement as disclosed in Note 1.

         Principal maturities on the mortgage for years ending December 31 are as follows (in thousands):

                           Year                      Amount
                           ----                      ------

                           1997                     $   189
                           1998                         203
                           1999                         218
                           2000                         234
                           2001                         270
                           Thereafter                21,426
                                                    -------
                                                    $22,540
                                                    =======

         In conjunction with the mortgage, the Partnership was required to deposit portions of the proceeds into various escrow accounts. The repair escrow deposits are to be expended on specific nonrecurring landscape and site improvements to the property. From this account, $1,010,000 and $363,000 were expended during 1995 and 1994, respectively. No amounts were expended from the repair escrow during 1996. The HUD reserve for replacements is an amount stipulated by HUD as required by the regulatory agreement to fund ongoing interior betterments and replacements to the property.

                           Reznick Fedder & Silverman
                       217 East Redwood Street, Suite 1900
                            Baltimore, MD 21202-3316



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Montgomery Village HWH Associates

     We have audited the accompanying balance sheets of Montgomery Village HWH Associates as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Montgomery Village HWH Associates at December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity, and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






                         /s/ Reznick Fedder & Silverman
                             --------------------------
                             Reznick Fedder & Silverman


Baltimore,  Maryland
January 5, 1996,
except for Note E,
as to which the date is March 13, 1996

                        MONTGOMERY VILLAGE HWH ASSOCIATES

                                 BALANCE SHEETS
                           December 31, 1995 and 1994
                                 (In thousands)

                                     ASSETS

                                                  1995              1994
                                                  ----              ----

CURRENT ASSETS:
   Cash and cash equivalents                    $   123           $  107
   Escrow deposits                                  191              205
   Accounts receivable                               24               49
   Prepaid expenses                                  68               63
   Other current assets                              16                -
                                               --------        ---------
         Total current assets                       422              424
                                                -------           ------

RENTAL PROPERTY
   Land                                           1,211            1,211
   Buildings, improvements and furniture
     and fixtures                                 8,198            8,168
                                                -------          -------
                                                  9,409            9,379
   Less accumulated depreciation                  3,500            3,198
                                                -------          -------

                                                  5,909            6,181
                                                -------          -------

DEFERRED EXPENSES, net of accumulated
   amortization of $104 and $87                      16               33
                                                -------           ------
                                                $ 6,347           $6,638
                                                ======            ======

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt         $4,953            $   31
   Accounts payable and accrued expenses            22                55
   Accrued interest payable                         39                39
   Tenant security deposits payable                 67                63
   Rents received in advance                         7                13
   Other current liabilities                         4                 8
                                                ------            ------
         Total current liabilities               5,092               209

LONG-TERM DEBT, net of current maturities            -             4,952

PARTNERS' EQUITY                                 1,255             1,477
                                                ------           -------
                                                $6,347            $6,638
                                                ======            ======





                        See notes to financial statements

                        MONTGOMERY VILLAGE HWH ASSOCIATES

                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                        1995             1994            1993
                                        ----             ----            ----
Revenue
   Rents                                $1,740            $1,683         $1,637
   Interest income                           6                10              8
   Other revenue                            31                23             47
                                        ------            ------         ------
         Total revenue                   1,777             1,716          1,692
                                        ------            ------         ------

Expenses
   Mortgage interest                       472               475            477
   Depreciation and amortization           320               316            316
   Repairs and maintenance                 124               134            154
   Utilities                               267               267            273
   Real estate taxes and licenses          129               128            130
   Salaries and related costs              140               145            135
   General and administrative               59                56             55
   Management fees                          62                60             58
   Insurance                                25                24             24
   Bad debts                                 2                 5              7
                                     ---------        ----------       --------

         Total expenses                  1,600             1,610          1,629
                                        ------           -------        -------
         EXCESS OF REVENUE
          OVER EXPENSES                $   177           $   106       $     63
                                       =======           =======       ========









                        See notes to financial statements

                        MONTGOMERY VILLAGE HWH ASSOCIATES

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                        Growth II       MVLP          Total
                                        ---------       ----          -----

Partners' equity (deficit),
  December 31, 1992                      $2,106        $  (103)        $2,003

Distributions                              (200)             -           (200)

Excess of revenue over expenses              63              -             63
                                       --------        -------        --------

Partners' equity (deficit),
  December 31, 1993                       1,969          (103)          1,866

Distributions                              (481)          (15)           (496)

Excess of revenue over expenses             106             1             107
                                        -------      --------         -------

Partners' equity (deficit),
  December 31, 1994                       1,594          (117)          1,477

Distributions                              (395)           (4)           (399)

Excess of revenue over expenses             175             2             177
                                       --------      --------         --------

Partners' equity (deficit),
  December 31, 1995                    $  1,374      $  (119)         $ 1,255
                                       ========      =======          =======





                        See notes to financial statements

                        MONTGOMERY VILLAGE HWH ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                                                          1995             1994              1993
                                                                          ----             ----              ----

Cash flows from operating activities:
   Excess of revenue over expenses                                       $   177           $  106         $   63
   Adjustments to reconcile excess of revenue
     over expenses to net cash provided by
     operating activities:
     Depreciation and amortization                                           320              316            316
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                             25                8            (32)
       Decrease (increase) in escrow deposits                                 14               25            (22)
       (Increase) decrease in prepaid expenses                                (5)               3             (2)
       (Increase) decrease in other current assets                           (16)              51            (51)
       (Decrease) increase in accounts payable
         and accrued expenses                                                (33)              32            (22)
       Increase in tenant security deposits                                    4                6              3
       (Decrease) increase in rents received in advance                       (6)              11              -
       (Decrease) increase in other current liabilities                       (3)               3              -
                                                                         -------           ------         ------
           Net cash provided by operating activities                         477              561            253
                                                                         -------           ------         ------

Cash flows from investing activities:
   Additions to rental property                                              (30)             (45)           (29)
                                                                         ------           -------         ------
           Net cash used in investing activities                             (30)             (45)           (29)
                                                                         ------           -------         ------

Cash flows from financial activities:
   Distributions to partners                                                (400)            (491)          (200)
   Principal payments on long-term debt                                      (31)             (28)           (25)
                                                                         -------          -------        -------
           Net cash used in financial activities                            (431)            (519)          (225)
                                                                         ------           -------        -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                        16               (3)            (1)

Cash and cash equivalents, beginning of year                                 107              110            111
                                                                         -------          -------        -------

Cash and cash equivalents, end of year                                   $   123          $   107        $   110
                                                                         =======          =======        =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                 $   472          $   475        $   477
                                                                         =======          =======        =======







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

     Use of Estimates
     ----------------

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

     Cash and Cash Equivalents
     -------------------------

          For the purpose of reporting cash flows, the Partnership treat all highly liquid investments with original maturities at date of purchase of 90 days or less as cash equivalents.

     Rental Property
     ---------------

         Rental property is carried at cost. Depreciation is computed on a straight-line basis over estimated useful lives of 5 to 30 years.

     Deferred Expenses
     -----------------

         Deferred expenses consist of permanent mortgage fees and other expenses incurred in connection with the Partnership's mortgage which are being amortized, using the straight-line method, over the seven-year term of the mortgage.

     Rental Income
     -------------

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

          At December 31, 1995 and 1994, cash was on deposit in escrow for the following purposes (in thousands)

                                            1995              1994
                                            ----              ----

     Real estate taxes                     $  34             $  49
     Insurance premium                        12                 7
     Tenant security deposits                 65                64
     Capital reserve                          80                85
                                            ----              ----
                                            $191              $205
                                            ====              ====

NOTE D - LONG-TERM DEBT

     Long-term debt outstanding at December 31, 1995 and 1994 consists of the following (in thousands):

                                                  1995           1994
                                                  ----           ----

     9.5% mortgage, payable in
     monthly installments of
     principal and  interest
     in the amount of $42 with
     a final  balloon  payment
     of $4,919 due December
     1, 1996                                    $4,953            $4,983

     Less current maturities                     4,953                31
                                                ------            ------
                                                $    -            $4,952
                                                ======            ======

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