Form 10-Q
period 1997-06-30
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1997-08-14
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

   |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to  ________ .


                            Commission File Number:  0-12085


                      PAINE WEBBER GROWTH PROPERTIES TWO LP
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              04-2798594
            --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                        02110
------------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_| .

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                  June 30, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    June 30        March 31
                                                    -------        --------

Cash and cash equivalents                          $     712        $    905
                                                   ---------        --------
                                                   $     712        $    905
                                                   =========        ========


                        LIABILITIES AND PARTNERS' CAPITAL


Equity in losses of joint venture in excess
  of investment and advances                       $     481        $   618
Accounts payable and accrued expenses                     17             46
Partners' capital                                        214            241
                                                   ---------        -------
                                                   $     712        $   905
                                                   =========        =======



               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                   General         Limited
                                                   Partners        Partners
                                                   --------        --------

Balance at March 31, 1996                          $    -         $  6,680
Net income                                              1               45
Cash distributions                                     (2)          (5,501)
                                                   ------         --------
Balance at June 30, 1996                           $   (1)        $  1,224
                                                   ======         ========

Balance at March 31, 1997                          $   (8)        $    249
Net income                                              1              102
Cash distributions                                     (1)            (129)
                                                   ------         --------
Balance at June 30, 1997                           $   (8)        $    222
                                                   ======         ========













                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                              STATEMENTS OF INCOME
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                                1997        1996
                                                ----        ----

Revenues:
   Reimbursements from affiliate             $     48    $      48
   Interest and other income                       12           75
                                             --------    ---------
                                                   60          123

Expenses:
   Management fees                                 13           19
   General and administrative                      33           59
                                             --------    ---------
                                                   46           78
                                             --------    ---------

Operating income                                   14           45

Partnership's share of venture's income            89            1
                                             --------    ---------

Net income                                   $    103    $      46
                                             ========    =========

Net income per Limited Partnership Unit        $ 3.04    $    1.36
                                               ======    =========

Cash distributions per Limited
  Partnership Unit                             $ 3.85    $  164.65
                                               ======    =========

   The above net income and cash distributions per Limited Partnership Unit are based upon the 33,410 Limited Partnership Units outstanding during each period.























                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                             STATEMENTS OF CASH FLOW
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1997         1996
                                                            ----         ----
Cash flows from operating activities:
  Net income                                          $     103      $     46
  Adjustments to reconcile net income to
   net cash (used in) provided by operating activities:
     Reimbursements from affiliate                          (48)          (48)
     Partnership's share of venture's income                (89)           (1)
     Changes in assets and liabilities:
      Accounts payable and accrued expenses                 (29)          (39)
      Accounts receivable                                     -           191
                                                      ---------      --------
         Total adjustments                                 (166)          103
                                                      ---------      --------
         Net cash (used in) provided by
            operating activities                            (63)          149

Cash flows from financing activities:
  Distributions to partners                                (130)       (5,503)
                                                      ---------      --------

Net decrease in cash and cash equivalents                  (193)       (5,354)

Cash and cash equivalents, beginning of period              905         6,278
                                                      ---------      --------

Cash and cash equivalents, end of period              $     712      $    924
                                                      =========      ========
























                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP
                          Notes to Financial Statements
                                   (Unaudited)

1.  General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and March 31, 1997 and revenues and expenses for the three-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Investments in Joint Venture Partnerships

        As of June 30, 1997 and 1996, the Partnership has an investment in one joint venture partnership which owns an operating property as more fully described in the Partnership's Annual Report. The remaining joint venture is Oregon Portland Associates, which owns Portland Center, a 525-unit high-rise apartment property, located in Portland, Oregon, which also contains 28,000 square feet of commercial space. The joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. For income tax reporting purposes, the joint venture is required to maintain its accounting records on a calendar year basis. As a result, the joint venture is accounted for based on financial information which is three months in arrears to that of the Partnership.

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

        Summarized operating results of the joint venture, for the periods indicated, are as follows.

                         CONDENSED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)

                                                    1997        1996
                                                    ----        ----

     Rental revenues and
       expense recoveries                         $1,557       $1,460
     Interest and other income                        35          128
                                                  ------       ------
                                                   1,592        1,588

     Property operating expenses                     604          610
     Real estate taxes                               124          111
     Interest expense                                429          458
     Depreciation and amortization                   346          408
                                                  ------       ------
                                                   1,503        1,587
                                                  ------       ------
     Net income                                   $   89       $    1
                                                  ======       ======

     Net income:
      Partnership's share of net income           $   88       $    1
      Co-venturers' share of net income                1            -
                                                  ------       ------
                                                  $   89       $    1
                                                  ======       ======

3.  Related Party Transactions

        The Adviser earns a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $13,000 and $19,000 for the three-month periods ended June 30, 1997 and 1996, respectively.

        Included in general and administrative expenses for three months ended June 30, 1997 and 1996 is $16,000 and $17,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        Also included in general and administrative expenses for the three months ended June 30, 1997 and 1996 is $1,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     The occupancy level at the Portland Center Apartments in Portland, Oregon, averaged 94% for the quarter ended June 30, 1997, unchanged from the prior quarter. The property continues to generate excellent results, including high occupancy levels and escalating rental rates. The demand for rental units in Portland's downtown market is high and is being fueled by solid economic growth, as well as physical and political constraints that have limited the construction of new apartments in the downtown area. As a result of these constraints, there are no new apartment properties in the immediate vicinity of Portland Center currently under development or being added to the market. While the Partnership continues to be optimistic about the near-term prospects for Portland Center and the downtown Portland apartment market, management believes that it may be the appropriate time to sell the property. There appears to be growing interest from institutional and local buyers for well-located, quality apartment properties like Portland Center. As a result, management has decided to market the property for sale and formal marketing efforts are currently underway. Management is currently focusing on completing a potential near-term sale of this property and the possible liquidation of the Partnership prior to March 31, 1998. There are no assurances, however, that both a sale of the remaining investment property and the liquidation of the Partnership will be completed within this time frame. If completed, the Partnership's share of the net proceeds from the sale of Portland Center, along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses, would be distributed to the Limited Partners prior to the liquidation of the Partnership. The investment in the
Portland Center joint venture comprised 41% of the Partnership's original investment portfolio. Portland Center is a 525-unit high-rise apartment building located in Portland, Oregon, which also contains 28,000 square feet of leasable commercial space. The occupancy level in the commercial space at Portland Center increased to 100% as of June 30, 1997. This increase is the result of signing four new leases totalling 2,400 square feet and converting a portion of the formerly vacant commercial space into a new fitness and activity facility for residents. The fitness/activity center, which opened in May, includes a kitchen, big screen television, pool table and new exercise equipment. In addition to the fitness/activity facility, other capital projects that were completed during the first quarter included upgrades for 21 apartment units, renovations to the lobbies in all three residential buildings, exterior paint and power-washing as needed, new interiors for the elevators, and mulch for the plantings around the property. The enhancements planned for next quarter include seal coating for the deck of one building and sidewalk repairs throughout the property. As previously reported, management continues to be in the process of using the excess cash reserves from the December 1993 Portland Center loan refinancing to complete a major renovation program at the property, which includes upgrades to the common areas and many individual apartment units. The property's apartment units are being upgraded on a turnover basis. To date, management has been able to lease the renovated units at substantial rental rate increases, averaging approximately 10% above the rental rate prior to the renovations. The implementation of the planned capital improvements at Portland Center, which will continue throughout calendar 1997, is expected to support management's ability to increase rents and add value to the property while the sale efforts are in process. As a result of improvement in the net cash flow of the Portland Center joint venture, the Partnership has increased its quarterly distribution rate from 4.25% to 5% per annum on a Limited Partner's remaining capital account of $362.52 per original $1,000 Unit. The distribution increase will be effective for the payment to be made on August 15, 1997 for the quarter ended June 30, 1997.

      The mortgage debt obtained by the Portland Center joint venture in December 1993 contains a five-year prohibition on prepayment. The loan becomes prepayable beginning in December 1998 with a prepayment penalty which begins at 5% of the outstanding principal balance and declines by 1% annually over the next five years. While the loan cannot be prepaid prior to December 1998, it could be assumed by a buyer of the property for a fee, subject to approval by the lender and the U.S. Department of Housing and Urban Development, which insured the mortgage loan. The requirement that a buyer would have to assume the outstanding mortgage obligation could limit management's ability to effectively market the property for sale prior to December 1998 because of the reserve and reporting requirements associated with a HUD loan. However, the loan does have a favorable interest rate of 7.125% per annum and does not mature until January 1, 2029. As a result, in light of the current strength of the market conditions, management believes that proceeding with the marketing efforts for the sale of the property is in the Partnership's best interest. Under the terms of the Portland Center joint venture agreement, both the Partnership and the co-venturer have certain first refusal rights with respect to a sale of the property. The Partnership would expect to recognize a sizable gain for financial reporting purposes upon the sale of the Portland Center property.

     At June 30, 1997, the Partnership had available cash and cash equivalents of approximately $712,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the remaining investment property. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

     The Partnership reported net income of $103,000 for the three months ended June 30, 1997, as compared to net income of $46,000 for the same period in the prior year. This increase in net income of $57,000 is the result of an increase of $88,000 in the Partnership's share of venture's income, which was partially offset by a decrease in the Partnership's operating income of $31,000.

     The Partnership recognized net income of $89,000 from its share of the Portland Center joint venture's operations for the current three-month period, as compared to $1,000 for the same period in the prior year. This increase of $88,000 in the Partnership's share of venture's income is primarily a result of a decrease in expenses at the Portland Center joint venture. The venture's interest expense declined by $29,000 for the current three-month period and depreciation expense decreased by $62,000. An increase in rental revenues was almost entirely offset by a reduction in the venture's interest and other income.

     The Partnership's operating income decreased primarily due to a decline in interest income. Interest income decreased by $63,000 primarily due to lower outstanding cash reserve balances. The prior period results reflect the temporary investment of the Walker House sale proceeds prior to the May 1996 distribution to the Limited Partners, as discussed further in the Annual Report. This decrease in interest income was partially offset by a reduction in general and administrative expenses and a decrease in management fees. General and administrative expenses decreased by $26,000 mainly due to a reduction in certain required professional fees during the current three-month period.
Management fees declined by $6,000 due to a reduction in the amount of the Partnership's operating cash flow distributions subsequent to the return of capital from the Walker House sale.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

                    NONE

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

                              PAINE WEBBER GROWTH PROPERTIES TWO LP

                              By:   SECOND PW GROWTH PROPERTIES, INC.
                                    Managing General Partner





                              By:  /s/ Walter V. Arnold
                                   ---------------------
                                   Walter V. Arnold
                                   Senior Vice President and
                                   Chief Financial Officer

Date:  August 13, 1997