Form 10-Q
period 1997-09-30
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1997-11-10
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


 |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

 |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _____ to ________.


                         Commission File Number: 0-12085



                      PAINE WEBBER GROWTH PROPERTIES TWO LP
              ----------------------------------------------------
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
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                              BALANCE SHEETS
             September 30, 1997 and March 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                 September 30   March 31
                                                 ------------   --------

Cash and cash equivalents                          $   1,152    $     905
                                                   ---------    ---------
                                                   $   1,152    $     905
                                                   =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Equity in losses of joint venture in excess
  of investment and advances                       $   1,042    $     618
Accounts payable and accrued expenses                     37           46
Partners' capital                                         73          241
                                                   ---------    ---------
                                                   $   1,152    $     905
                                                   =========    =========



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the six months ended September 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General    Limited
                                                    Partners   Partners
                                                    --------   --------

Balance at March 31, 1996                           $      -   $   6,680
Net loss                                                  (1)       (112)
Cash distributions                                        (3)     (5,633)
                                                    --------   ---------
Balance at September 30, 1996                       $     (4)  $     935
                                                    ========   =========

Balance at March 31, 1997                           $     (8)  $     249
Net income                                                 1         122
Cash distributions                                        (3)       (288)
                                                    --------   ---------
Balance at September 30, 1997                       $    (10)  $      83
                                                    ========   =========






                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1997 and 1996
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended      Six Months Ended
                                     September 30,          September 30,
                                  ------------------     -------------------
                                     1997      1996         1997      1996
                                     ----      ----         ----      ----

Revenues:
   Reimbursements from affiliate   $   54    $   57      $   97      $ 105
   Interest and other income           15        12          27         87
                                   ------    ------      ------      -----
                                       69        69         124        192

Expenses:
   Management fees                     16        13          29         32
   General and administrative          54        47          86        106
                                   ------    ------      ------      -----
                                       70        60         115        138
                                   ------    ------      ------      -----

Operating income (loss)                (1)        9           9         54

Partnership's share of venture's
  income (loss)                        26      (149)        114       (167)
                                   ------    ------      ------      -----

Net income (loss)                  $   25    $ (140)     $  123      $(113)
                                   ======    ======      ======      =====

Net income (loss) per Limited
  Partnership Unit                 $ 0.74    $(4.14)     $ 3.64      $(3.35)
                                   ======    ======      ======      ======


Cash distributions per Limited
  Partnership Unit                $ 4.76     $ 3.96      $ 8.61     $168.61
                                  ======     ======      ======     =======

   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 33,410 Limited Partnership Units outstanding during each period.













                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1997         1996
                                                          ----         ----
Cash flows from operating activities:
  Net income (loss)                                    $    123       $   (113)
   Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities:
     Reimbursements from affiliate                          (97)          (105)
     Partnership's share of venture's income (loss)        (114)           167
     Changes in assets and liabilities:
      Accounts payable and accrued expenses                  (9)           (24)
      Accounts receivable                                     -            191
                                                       --------       --------
         Total adjustments                                 (220)           229
                                                       --------       --------
         Net cash (used in) provided by
            operating activities                            (97)           116

Cash flows from investing activities:
  Distributions from joint venture                          635              -

Cash flows from financing activities:
  Distributions to partners                                (291)        (5,636)
                                                       --------       --------

Net increase (decrease) in cash and cash
  equivalents                                               247         (5,520)

Cash and cash equivalents, beginning of period              905          6,278
                                                       --------       --------

Cash and cash equivalents, end of period               $ 1,152        $    758
                                                       =======        ========













                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP
                          Notes to Financial Statements
                                   (Unaudited)

1.    General
      -------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and March 31, 1997 and revenues and expenses for the three-and six-month periods ended September 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

      The Partnership has one remaining joint venture  investment,  the Portland
Center Apartments (see Note 2). Management of the Partnership is currently pursuing a possible sale of this final asset and a potential liquidation of the Partnership which could be accomplished prior to the end of fiscal 1998. There are no assurances, however, that the disposition of the Partnership's remaining asset and a liquidation of the Partnership will be accomplished within this time frame.

2.    Investments in Joint Venture Partnerships
      -----------------------------------------

      As of September 30, 1997 and 1996, the Partnership had an investment in one joint venture partnership which owns an operating property as more fully described in the Partnership's Annual Report. The remaining joint venture is Oregon Portland Associates, which owns Portland Center, a 525-unit high-rise apartment property, located in Portland, Oregon, which also contains 28,000 square feet of commercial space. The joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. For income tax reporting purposes, the joint venture is required to maintain its accounting records on a calendar year basis. As a result, the joint venture is accounted for based on financial information which is three months in arrears to that of the Partnership.

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

                         CONDENSED SUMMARY OF OPERATIONS
            For the three and six months ended June 30, 1997 and 1996
                                 (in thousands)

                                     Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                     -------------------   ------------------
                                      1997        1996       1997      1996
                                      ----        ----       ----      ----

      Rental revenues and
        expense recoveries           $1,592      $1,529      $3,149   $2,989
      Interest and other income          35          28          70       67
                                     ------      ------      ------   ------
                                      1,627       1,557       3,219    3,056

      Property operating expenses       702         826       1,306    1,436
      Real estate taxes                 124         111         248      222
      Interest expense                  428         432         857      890
      Depreciation and amortization     347         339         693      677
                                     ------      ------      ------   ------
                                      1,601       1,708       3,104    3,225
                                     ------      ------      ------   ------
      Net income (loss)              $   26      $ (151)     $  115   $ (169)
                                     ======      ======      ======   ======

      Net income (loss):
        Partnership's share of
          net income (loss)          $   26      $ (149)     $  114   $ (167)
        Co-venturers' share of
          net income (loss)               -          (2)          1       (2)
                                     ------      ------      ------   ------
                                     $   26      $ (151)     $  115   $ (169)
                                     ======      ======      ======   ======

      The Partnership has been focusing on a near-term sale of the Portland Center Apartments, the Partnership's only remaining real estate asset, and the liquidation of the Partnership. The property has been extensively marketed over the past six months resulting in 13 offers to purchase the property, most of which were at a sale price substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit their best and final offers which resulted in final offers from seven prospective buyers. Subsequent to September 30, 1997, the Partnership completed an evaluation of the seven final offers, as well as the relative strength of the prospective purchasers, and selected one of the offers. The Partnership is currently negotiating a purchase and sale agreement with this prospective buyer. Because the Portland Center joint venture agreement entitles the co-venturer to a right of first refusal with respect to a sale of the property, the Partnership will submit the purchase and sale agreement to its co-venture partner for their review. The co-venture partner has 30 days to exercise their right of first refusal and purchase the property at the same price and terms offered by selected prospective purchaser, or to waive their first refusal right and agree to a sale to this prospective purchaser. If the co-venturer exercises its right of first refusal, it will have an additional 90 days to close the transaction. Consequently, the Partnership expects to close the sale and complete a liquidation of the Partnership in calendar year 1998. However, since the sale remains subject to certain due diligence and financing contingencies, there are no assurances that both a sale of the remaining investment property and the liquidation of the Partnership will be completed within this time frame. If completed, the Partnership's share of the net proceeds from the sale of Portland Center, along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses, would be distributed to the Limited Partners prior to the liquidation of the Partnership.

3.    Related Party Transactions
      --------------------------

      The Adviser earns a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $29,000 and $32,000 for the six-month periods ended September 30, 1997 and 1996, respectively.

      Included in general and administrative expenses for six months ended September 30, 1997 and 1996 is $31,000 and $27,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended September 30, 1997 and 1996 is $1,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

Liquidity and Capital Resources
-------------------------------

     As previously reported, the Partnership has been focusing on a near-term sale of the Portland Center Apartments, the Partnership's only remaining real estate asset, which would be followed by the liquidation of the Partnership. The property has been extensively marketed over the past six months resulting in 13 offers to purchase the property, most of which were at a sale price substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit their best and final offers which resulted in final offers from seven prospective buyers. Subsequent to September 30, 1997, the Partnership completed an evaluation of the seven final offers, as well as the relative strength of the prospective purchasers, and selected one of the offers. The Partnership is currently negotiating a purchase and sale agreement with this prospective buyer. Because the Portland Center joint venture agreement entitles the co-venturer to a right of first refusal with respect to a sale of the property, the Partnership will submit the purchase and sale agreement to its co-venture partner for their review. The co-venture partner has 30 days to exercise their right of first refusal and purchase the property at the same price and terms offered by selected prospective purchaser, or to waive their first refusal right and agree to a sale to this prospective purchaser. If the co-venturer exercises its right of first refusal, it will have an additional 90 days to close the transaction.
Consequently, the Partnership expects to close the sale and complete a liquidation of the Partnership in calendar year 1998. However, since the sale remains subject to certain due diligence and financing contingencies, there are no assurances that both a sale of the remaining investment property and the liquidation of the Partnership will be completed within this time frame. If completed, the Partnership's share of the net proceeds from the sale of Portland Center, along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses, would be distributed to the Limited Partners prior to the liquidation of the Partnership.

     The Portland Center Apartments continues to maintain consistently high occupancy levels, while implementing significant increases in rental rates. The average occupancy level for the second quarter was 94%, as it was for the two prior quarters, and the average monthly rental rate per apartment unit has risen by 9% over the past 12 months. These healthy occupancy levels and increasing rental rates, in combination with the property's positive attributes and strong local economy, have resulted in a materially higher property value which is reflected in the sale offers received to date. The demand for rental units in Portland's downtown market is high and is being fueled by solid economic growth, as well as physical and political constraints that have limited the construction of new apartments in the downtown area. As a result of these constraints, there are no new apartment properties in the immediate vicinity of Portland Center currently under development or being added to the market.

     The investment in the Portland Center joint venture comprised 41% of the Partnership's original investment portfolio. Portland Center is a 525-unit high-rise apartment building located in Portland, Oregon, which also contains 28,000 square feet of leasable commercial space. As previously reported, the ongoing renovation work at the Portland Center Apartments has been the primary strategy for increasing occupancy levels, generating higher rental rates and enhancing the property's overall competitive position in the marketplace. The renovation program began in fiscal year 1995 and focuses on the interiors of the 525 apartment units. During the second quarter, an additional 11 units were fully renovated and 25 more were partially renovated. As of the September 30, 1997 quarter-end, 62% of the units have been fully renovated and all of the remaining units have been partially renovated. The cost of the ongoing renovation program has been funded by the excess cash reserves from the December 1993 Portland Center loan refinancing. To date, management has been able to lease the renovated units at substantial rental rate increases, averaging approximately 10% above the rental rate prior to the renovations. As a result of improvement in the net cash flow of the Portland Center joint venture, the Partnership increased its quarterly distribution rate from 4.25% to 5% per annum on a Limited Partner's remaining capital account of $362.52 per original $1,000 Unit effective for the payment made on August 15, 1997 for the quarter ended June 30, 1997.

      At September 30, 1997, the Partnership had available cash and cash equivalents of approximately $1,152,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale of the remaining investment property. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1997
-------------------------------------

     The Partnership reported net income of $25,000 for the three months ended September 30, 1997, as compared to a net loss of $140,000 for the same period in the prior year. This favorable change in net operating results of $165,000 is the result of a favorable change in the Partnership's share of venture's income
(loss) of $175,000 which was partially offset by an unfavorable change in the Partnership's operating income (loss) of $10,000.

      The Partnership recognized income of $26,000 from its share of the Portland Center joint venture's operations for the current three-month period, as compared to a net loss of $149,000 for the same period in the prior year. This favorable change in the Partnership's share of venture's income (loss) is primarily a result of a $124,000 decrease in property operating expenses and a $63,000 increase in rental revenues. Property operating expenses decreased mainly due to a reduction in repairs and maintenance expense during the current three-month period. Rental revenues increased as a result of an increase in rental rates, as discussed further above.

      The unfavorable change in the Partnership's operating income (loss) resulted from an increase in Partnership operating expenses for the current three-month period. General and administrative expenses increased by $7,000 mainly due to an increase in certain required professional fees. Management fees, which are based on the amount of the Partnership's operating cash flow distributions, increased by $3,000 due to an increase in the quarterly distribution rate, as discussed further above.

Six Months Ended September 30, 1997
-----------------------------------
     The Partnership reported net income of $123,000 for the six months ended September 30, 1997, as compared to a net loss of $113,000 for the same period in the prior year. This favorable change in net operating results of $236,000 is the result of a $281,000 favorable change in the Partnership's share of venture's income (loss) which was partially offset by a $45,000 decrease in the Partnership's operating income.

      The Partnership recognized income of $114,000 from its share of the Portland Center joint venture's operations for the current six-month period, as compared to a net loss of $167,000 for the same period in the prior year. This favorable change in the Partnership's share of venture's income (loss) is primarily a result of a $160,000 increase in rental income and a $130,000 decrease in property operating expenses. Rental income increased as a result of an increase in rental rates, as discussed further above. Property operating expenses decreased due to a decline in repairs and maintenance expense.

      The Partnership's operating income decreased primarily due to a decrease in interest income. Interest income decreased by $60,000 primarily due to lower outstanding cash reserve balances. The prior period results reflect the temporary investment of the Walker House sale proceeds prior to the May 1996 distribution to the Limited Partners, as discussed further in the Annual Report. This decrease in interest income was partially offset by a reduction in general and administrative expenses. General and administrative expenses decreased by $20,000 mainly due to a reduction in certain required professional fees.

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

Date:  November 10, 1997