Form 10-Q
period 1997-12-31
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1998-02-12
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


 |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                December 31, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  December 31   March 31
                                                  -----------   --------

Cash and cash equivalents                           $    903   $     905
                                                    --------   ---------
                                                    $    903   $     905
                                                    ========   =========

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Losses of joint venture in excess
  of investment and advances                        $  1,462   $     618
Accounts payable and accrued expenses                     26          46
Partners' capital (deficit)                             (585)        241
                                                    --------   ---------
                                                    $    903   $     905
                                                    ========   =========



               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT
        For the nine months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General     Limited
                                                    Partners    Partners
                                                    --------    --------

Balance at March 31, 1996                            $     -    $  6,680
Net loss                                                  (3)       (291)
Cash distributions                                        (5)     (6,115)
                                                     -------    --------
Balance at December 31, 1996                         $    (8)   $    274
                                                     =======    ========

Balance at March 31, 1997                            $    (8)   $    249
Net loss                                                  (4)       (371)
Cash distributions                                        (4)       (447)
                                                     -------    --------
Balance at December 31, 1997                         $   (16)   $   (569)
                                                     =======    ========






                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF OPERATIONS
         For the three and nine months ended December 31, 1997 and 1996
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended    Nine  Months Ended
                                      December 31,          December 31,
                                  ------------------    --------------------
                                    1997      1996        1997      1996
                                    ----      ----        ----      ----


Revenues:
   Reimbursements from affiliate  $    48    $   39     $   145    $    145
   Interest and other income           16        14          43         101
                                  -------    ------     -------    --------
                                       64        53         188         246

Expenses:
   Management fees                     16        13          45          45
   General and administrative          78        46         164         153
                                  -------    ------     -------    --------
                                       94        59         209         198
                                  -------    ------     -------    --------

Operating income (loss)               (30)       (6)        (21)         48

Partnership's share of
  venture's loss                     (468)     (145)       (354)       (342)
                                  -------    ------     -------    --------


Net loss                          $  (498)   $ (151)    $  (375)   $   (294)
                                  =======    ======     =======    ========

Net loss per Limited
  Partnership Unit                $(14.76)   $(4.48)    $(11.11)   $  (8.70)
                                  =======    ======     =======    ========

Cash distributions per Limited
   Partnership Unit               $  4.76    $14.44     $ 13.37    $ 183.05
                                  =======    ======     =======    ========


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 33,410 Limited Partnership Units outstanding during each period.













                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Net loss                                              $  (375)       $  (294)
  Adjustments to reconcile net loss to
    net cash (used in) provided by operating
      activities:
     Reimbursements from affiliate                         (145)          (145)
     Partnership's share of venture's loss                  354            342
     Changes in assets and liabilities:
      Accounts payable and accrued expenses                 (20)           (16)
      Accounts receivable                                     -            191
                                                        -------        -------
         Total adjustments                                  189            372
                                                        -------        -------
         Net cash (used in) provided by
            operating activities                           (186)            78

Cash flows from investing activities:
  Distributions from joint venture                          635            139

Cash flows from financing activities:
  Distributions to partners                                (451)        (6,120)
                                                        -------        -------

Net decrease in cash and cash equivalents                    (2)        (5,903)

Cash and cash equivalents, beginning of period              905          6,278
                                                        -------        -------

Cash and cash equivalents, end of period                $   903        $   375
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and March 31, 1997 and revenues and expenses for the three-and nine-month periods ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

      The Partnership has one remaining joint venture  investment,  the Portland
Center Apartments (see Note 3). Management of the Partnership is currently pursuing a possible sale of this final asset and a potential liquidation of the Partnership which could be accomplished prior to the end of calendar 1998. There are no assurances, however, that the disposition of the Partnership's remaining asset and a liquidation of the Partnership will be accomplished within this time frame.

2.    Related Party Transactions
      --------------------------

      The Adviser earns a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $45,000 for the nine-month periods ended December 31, 1997 and 1996, respectively.

      Included in general and administrative expenses for nine months ended December 31, 1997 and 1996 is $47,000 and $44,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended December 31, 1997 and 1996 is $2,000 and $6,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Joint Venture Partnerships
      -----------------------------------------

      As of December 31, 1997 and 1996, the Partnership had an investment in one joint venture partnership which owns an operating property as more fully described in the Partnership's Annual Report. The remaining joint venture is Oregon Portland Associates, which owns Portland Center, a 525-unit high-rise apartment property, located in Portland, Oregon, which also contains 28,000 square feet of commercial space. The joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. For income tax reporting purposes, the joint venture is required to maintain its accounting records on a calendar year basis. As a result, the joint venture is accounted for based on financial information which is three months in arrears to that of the Partnership.

     Summarized operating results of the joint venture, for the periods indicated, are as follows.

                         CONDENSED SUMMARY OF OPERATIONS
         For the three and nine months ended September 30, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended    Nine  Months Ended
                                       September 30,        September 30,
                                    ------------------    ------------------
                                    1997        1996       1997         1996
                                    ----        ----       ----         ----

      Rental revenues and
        expense recoveries       $  1,485    $  1,565    $  4,634     $  4,554
      Interest and other income        37          28         107          184
                                 --------    --------    --------     --------
                                    1,522       1,593       4,741        4,738

      Property operating
        expenses                   1,096          786       2,402        2,222
      Real estate taxes              124          110         372          332
      Interest expense               428          431       1,285        1,321
      Depreciation and
        amortization                 346          412       1,039        1,208
                                 -------     --------    --------     --------
                                   1,994        1,739       5,098        5,083
                                 -------     --------    --------     --------
      Net loss                   $  (472)    $   (146)   $   (357)    $   (345)
                                 =======     ========    ========     ========

      Net loss:
        Partnership's share of
          net loss              $  (468)     $   (145)   $   (354)    $   (342)
        Co-venturers' share of
          net loss                   (4)           (1)         (3)          (3)
                                -------      --------    --------     --------
                                $  (472)     $   (146)   $   (357)    $   (345)
                                =======      ========    ========     ========

      The Partnership has been focusing on a near-term sale of the Portland Center Apartments, the Partnership's only remaining real estate asset, and the liquidation of the Partnership. The property has been extensively marketed over the past six months resulting in 13 offers to purchase the property, most of which were at a sale price substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit their best and final offers which resulted in final offers from seven prospective buyers. The Partnership then completed an evaluation of the seven final offers, as well as the relative strength of the prospective purchasers, and selected one of the offers. On November 25, 1997, the Partnership executed a purchase and sale agreement with this prospective buyer. Subsequent to the signing of this agreement, the co-venture partner had 30 days to exercise their right of first refusal and purchase the property at the same price and terms offered by selected prospective purchaser, or to waive their first refusal right and agree to a sale to this prospective purchaser. The co-venturer did not exercise its right to purchase the property during this 30-day period, and the Partnership is proceeding with the sale to the prospective buyer at the agreed upon sale price of approximately $58 million. The Partnership expects to close the sale and complete a liquidation of the Partnership in calendar year 1998. However, since the sale remains subject to certain due diligence and financing contingencies, there are no assurances that both a sale of the remaining investment property and the liquidation of the Partnership will be completed within this time frame. If completed, the Partnership's share of the net proceeds from the sale of Portland Center, along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses, would be distributed to the Limited Partners prior to the liquidation of the Partnership.

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

Liquidity and Capital Resources
-------------------------------

      As previously reported, the Partnership has been focusing on a near-term sale of the Portland Center Apartments, the Partnership's only remaining real estate asset, which would be followed by the liquidation of the Partnership. The property was extensively marketed during the first and second quarters of fiscal 1998 resulting in 13 offers to purchase the property, most of which were at a sale price substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit their best and final offers which resulted in final offers from seven prospective buyers. The Partnership then completed an evaluation of the seven final offers, as well as the relative strength of the prospective purchasers, and selected one of the offers. On November 25, 1997, the Partnership executed a purchase and sale agreement with this prospective buyer. Subsequent to the signing of this agreement, the co-venture partner had 30 days to exercise their right of first refusal and purchase the property at the same price and terms offered by selected prospective purchaser, or to waive their first refusal right and agree to a sale to this prospective purchaser. The co-venturer did not exercise its right to purchase the property during this 30-day period, and the Partnership is proceeding with the sale to the prospective buyer at the agreed upon sale price of approximately $58 million. The Partnership expects to close the sale and complete a liquidation of the Partnership in calendar year 1998. However, since the sale remains subject to certain due diligence and financing contingencies, there are no assurances that both a sale of the remaining investment property and the liquidation of the Partnership will be completed within this time frame. If completed, the Partnership's share of the net proceeds from the sale of Portland Center, along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses, would be distributed to the Limited Partners prior to the liquidation of the Partnership.

      The Portland Center Apartments continues to maintain consistently high occupancy levels, while implementing significant increases in rental rates. The average occupancy level for the third quarter of fiscal 1998 was 94%, unchanged from the three prior quarters. These healthy occupancy levels and increasing rental rates, in combination with the property's positive attributes and strong local economy, have resulted in a materially higher property value which was reflected in the sale offers received in connection with the marketing process. The demand for rental units in Portland's downtown market has remained steady and is being fueled by solid economic growth, as well as physical and political constraints that have limited the construction of new apartments in the downtown area. As a result of these constraints, there are no new apartment properties in the immediate vicinity of Portland Center currently under development or being added to the market.

      The investment in the Portland Center joint venture comprised 41% of the Partnership's original investment portfolio. Portland Center is a 525-unit high-rise apartment building located in Portland, Oregon, which also contains 28,000 square feet of leasable commercial space. The commercial space at Portland Center continues to be well leased with an occupancy level of 98% as of December 31, 1997. As previously reported, the ongoing renovation work at the Portland Center Apartments has been the primary strategy for generating higher rental rates, maintaining occupancy levels and enhancing the property's overall competitive position in the marketplace. The renovation program began in fiscal year 1995 and focuses on the interiors of the 525 apartment units. As of the third quarter end, 63% of the apartment units had been fully renovated and all of the remaining units had been partially renovated. To date, management has been able to lease the fully renovated units at substantial rental rate increases, averaging approximately 10% above the rental rate prior to the renovations.

      At December 31, 1997, the Partnership had available cash and cash equivalents of approximately $903,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale of the remaining investment property. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1997
------------------------------------

      The Partnership reported a net loss of $498,000 for the three months ended December 31, 1997, as compared to a net loss of $151,000 for the same period in the prior year. This increase in the Partnership's net loss is mainly attributable to a $323,000 increase in the Partnership's share of venture's loss.

      The Partnership recognized a loss of $468,000 from its share of the Portland Center joint venture's operations for the current three-month period, as compared to a net loss of $145,000 for the same period in the prior year. This unfavorable change in the Partnership's share of venture's loss is mainly due to a $310,000 increase in property operating expenses for the current three-month period. Property operating expenses increased primarily as a result of an increase in repairs and maintenance expenses. Repairs and maintenance expenses increased due to the ongoing renovation program discussed further above and due to additional expenses incurred in connection with preparing the property for a potential sale.

      An increase in the Partnership's operating loss for the three months ended December 31, 1997, which is attributable to an increase in general and administrative expenses, also contributed to the increase in net loss. General and administrative expenses increased by $32,000 mainly due to an increase in certain required professional fees. In addition, management fees, which are based on the amount of the Partnership's operating cash flow distributions, increased by $3,000 due to an increase in the quarterly distribution rate.

Nine Months Ended December 31, 1997
-----------------------------------

      The Partnership reported a net loss of $375,000 for the nine months ended December 31, 1997, as compared to a net loss of $294,000 for the same period in the prior year. This increase in the Partnership's net loss is attributable to an unfavorable change in the Partnership's operating income (loss) of $69,000 and a $12,000 increase in the Partnership's share of venture's loss.

      The Partnership's operating income (loss) changed primarily due to a decrease in interest and other income. Interest and other income decreased by $58,000 for the current nine-month period primarily due to lower outstanding cash reserve balances. The prior period results reflect the temporary investment of the Walker House sale proceeds prior to the May 1996 distribution to the Limited Partners, as discussed further in the Annual Report. In addition, general and administrative expenses increased by $12,000 for the current nine-month period mainly due to an increase in certain required professional fees.

      The Partnership recognized a loss of $354,000 from its share of the Portland Center joint venture's operations for the current nine-month period, as compared to a net loss of $342,000 for the same period in the prior year. This unfavorable change in the Partnership's share of venture's loss is primarily due to a $180,000 increase in property operating expenses. Property operating expenses increased for the current nine-month period due to an increase in repairs and maintenance expenses. Repairs and maintenance expenses increased due to the ongoing renovation program discussed further above and due to additional expenses incurred in connection with preparing the property for a potential sale. The increase in property operating expenses at Portland Center was partially offset by higher rental revenues and reductions in interest expense and depreciation and amortization charges.

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

Date:  February 12, 1998