Form 10-K405
period 1998-03-31
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1998-06-29
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


Commission File Number: 0-12085


                      PAINE WEBBER GROWTH PROPERTIES TWO LP
        ----------------------------------------------------------------
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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
Title of each class                                   which registered
-------------------                               ------------------------
      None                                                   None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
----------                                                  -------------------

Prospectus of registrant dated                                    Part IV
October 6, 1983, as supplemented

                      PAINE WEBBER GROWTH PROPERTIES TWO LP
                                 1998 FORM 10-K

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
              Reports on Form 8-K                                       IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                       F-1 to F-34

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

                                    PART I

Item 1.  Business

      Paine Webber Growth Properties Two LP (the "Partnership") is a limited partnership formed in June 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a portfolio of rental apartment and commercial properties which had potential for near-term capital appreciation. It is the Partnership's intention to enhance the value of the properties through the use of capital reserves and by reinvesting cash flow from operations. The Partnership sold $33,410,000 in Limited Partnership Units (33,410 Units at $1,000 per Unit) from October 6, 1983 to October 5, 1984 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-84814). Limited Partners will not be required to make any additional capital contributions. Net proceeds of the Partnership's offering were originally invested in four operating properties through joint venture partnerships. Through March 31, 1998, three of these investments had been sold.

      As of March 31, 1998, the Partnership owned, through a joint venture partnership, an interest in the operating property set forth below:

Name of Joint Venture                       Date of
Name and Type of Property                   Acquisition    Type of
Location                          Size      of Interest    Ownership (1)
--------                          ----      -----------    -------------

Oregon Portland Associates        525        4/26/84       Fee ownership of land
Portland Center, Apartment        apartment                and improvements
and Office Complex                units and                (through joint
Portland, Oregon                  28,328                   venture)
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

      As noted above, the Partnership's only remaining real estate asset is the Portland Center Apartments. Since the first quarter of fiscal 1998, the Partnership has been focusing on a near-term sale of the property and a liquidation of the Partnership. The property has been marketed extensively and sale packages have been distributed to international, national, regional and local prospective purchasers. As a result of these efforts, the Partnership received 13 offers, most of which were substantially in excess of the property's 1996 year-end appraised value. The prospective purchasers were then asked to submit best and final offers, of which seven were received. After completing an evaluation of the best and final offers, the Partnership selected an offer and, on November 25, 1997, signed an agreement to sell Portland Center to a prospective buyer. During the fourth quarter, the prospective buyer decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership subsequently re-opened discussions with the other prospective purchasers who had previously submitted best and final offers. These prospective purchasers were then provided with updated property information, which included financial statements, a physical evaluation and environmental assessment. Following negotiations, the Partnership selected an offer from one of these prospective buyers and signed a purchase and sale agreement. Because the Partnership's joint venture agreement gives the co-venture partner a right of first refusal to purchase the property, this purchase and sale agreement was then submitted to the partner for its review. Under the terms of the agreement, the partner must decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective purchaser. On June 12, 1998, the co-venture partner notified the Partnership that it would be exercising its right to buy the property. Under the terms of the joint venture agreement, the co-venturer has an additional 90 days to close the transaction. Any sale remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence. As a result, there are no assurances that a near-term sale will be completed. Nonetheless, management expects to close a sale and complete a liquidation of the Partnership in calendar year 1998. Following the completion of a sale of the Portland Center Apartments, the net sale proceeds along with the Partnership's remaining cash reserves, after paying liquidation-related expenses, will be distributed to the Limited Partners.

      The Partnership's principal investment objectives have been to invest the net cash proceeds from the offering of limited partnership units in rental apartment properties with the goals of obtaining:

(1) capital appreciation;
(2) tax losses during the early years of operations from deductions generated by investments;
(3) equity build-up through principal repayments of mortgage loans on Partnership properties; and
(4) cash distributions from rental income.

      The primary investment objective of the Partnership is capital appreciation. The Partnership may sacrifice attainment of its other objectives to the extent required to achieve the capital appreciation objective. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the remaining investment, the Portland Center Apartments, which comprised 41% of the Partnership's original investment portfolio. The amount of such proceeds will ultimately depend upon the value of the underlying investment property at the time of such liquidation, which cannot be determined with certainty at the present time. Notwithstanding this, the offers to purchase the Portland Center property, discussed further above, are for amounts which would result in a net return to the Partnership well in excess of its original $11.1 million investment in the Portland Center joint venture. Of the three investments that the Partnership has sold to date, two have been sold at sizable gains on the original investment and the third was sold at a sizable loss. In September 1986, the joint venture which owned The Hamlet, an 864-unit apartment property located in Montgomery Village, Maryland, sold the property to an unrelated third party for $38 million, which consisted of $36 million in cash and a $2 million second mortgage note. The Hamlet Apartments had been purchased by the Partnership's joint venture investee in 1984 for $26.8 million. The Partnership received a distribution of almost $13 million in 1986 from the cash proceeds of the sale. Through September 1991, when the second mortgage note receivable matured, the Partnership had received an additional $2.4 million in principal and interest payments from the note. In September 1995, the Partnership sold its interest in Hudson Partners, which owned the Hudson Apartments, to the co-venture partner for $350,000. The Hudson Apartments is a 144-unit complex located in Tyler, Texas. While the proceeds received from the sale were substantially below the amount of the Partnership's original investment in the Hudson joint venture, which totalled $2.6 million, management believed that the offer was reflective of the fair value of the Partnership's interest and that it was an opportune time to dispose of this investment. In March 1996, the joint venture which owned the Walker House Apartments sold the operating investment property to an unrelated third party for $10.6 million. The Walker House Apartments, a 196-unit complex located in Montgomery Village, Maryland, had been purchased by the Partnership's joint venture investee for $7.8 million in 1984. After repayment of the existing mortgage debt, transaction costs, and the co-venturer's share of the proceeds, the Partnership received net proceeds of approximately $5.3 million from the sale of Walker House.

      The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Through March 31, 1998, the Limited Partners had received cumulative cash distributions of approximately $23,490,000, or approximately $703 per original $1,000 investment for the Partnership's earliest investors. This return includes distributions totalling $445 per original $1,000 unit from the sale of The Hamlet Apartments, including an amount of $45 per Unit distributed in fiscal 1992 as a result of the collection of the note receivable taken back at the time of the sale, $11 per original $1,000 investment from the sale of the Partnership's investment in the Hudson Apartments, $169.48 per original $1,000 investment from the sale of the Walker House Apartments and $12 per original $1,000 investment from a distribution of Partnership reserves that exceeded future reserve requirements.

      As noted above, the Partnership continues to retain an ownership interest in one operating investment property. The Portland Center investment property is located in a real estate market in which it faces significant competition for the revenues it generates. The apartment complex competes with numerous projects of similar type, generally on the basis of price, location and amenities. The property also competes with the local single-family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past two years, development activity for multi-family properties in many markets has escalated significantly. However, in the downtown Portland, Oregon market where Portland Center is located, physical and political constraints on the development of new multi-family properties have limited the addition of new supply to the market of existing apartment units. The Portland Center property also has a small amount of leasable commercial space. The property competes for long-term commercial tenants with a number of other properties generally on the basis of price, location and tenant improvement allowances.

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

Item 2.  Properties

      As of March 31, 1998, the Partnership owns, through a joint venture partnership, an interest in the property referred to under Item 1 above to which reference is made for the name, location, and the description of the property.

      Occupancy figures for each fiscal quarter during 1998, along with an average for the year, are presented below for the Partnership's remaining property:

                                        Percent Occupied At
                                 -----------------------------------------------
                                                                         Fiscal
                                                                         1998
                                 6/30/97     9/30/97  12/31/97  3/31/98  Average
                                 -------     -------  --------  -------  -------

Portland Center                   94%         94%       94%       88%      93%

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

         Based on the settlement agreement discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of this matter will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At March 31, 1998 there were 2,965 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a disclosure of the amount of cash distributions per Unit made to the Limited Partners during fiscal 1998.

Item 6.  Selected Financial Data

                      PaineWebber Growth Properties Two LP
         For the years ended March 31, 1998, 1997, 1996, 1995 and 1994
                    (in thousands, except for per Unit data)

                              1998      1997        1996         1995        1994
                              ----      ----        ----         ----        ----

Revenues                      $   249   $   304    $    259     $   227      $   201

Operating (loss) income       $   (13)  $    45    $    (51)    $   (65)     $   (15)

Partnership's share of
  ventures' income (losses)   $   280   $  (230)   $   (134)    $  (161)     $  (309)

Partnership's share of
  gain on sale of
  operating investment
  property                          -         -    $  4,226           -            -

Loss on writedown
  of investment to
  fair value                        -         -           -     $(2,019)           -

Net income (loss)             $   267   $  (185)   $  4,041     $(2,245)     $  (324)

Per Limited Partnership Unit:

  Net income (loss)           $  7.91   $ (5.48)   $ 117.36     $(66.54)     $ (9.60)

  Cash distributions:
    Operations                $ 18.13   $ 17.53    $  21.26     $  8.68            -

    Sales and other
      capital proceeds              -   $169.48    $  23.00           -            -

Total assets                  $   696   $   905    $  6,726     $ 4,180      $ 6,671

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information Relating to Forward-Looking Statements
     --------------------------------------------------

     The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

     The Partnership offered limited partnership interests to the public from October 1983 to October 1984 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $33,410,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $26,690,000 was initially invested in three joint ventures, which owned four operating investment properties. Through March 31, 1998, three of the four original investments had been sold. The fiscal 1987 sale of The Hamlet Apartments and the sales of the Walker House Apartments and the Partnership's interest in the Hudson Apartments during fiscal 1996 have left the Partnership with one remaining real estate investment, an interest in the joint venture which owns the Portland Center Apartments. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its remaining joint venture investment in accordance with the joint venture agreement. The Partnership's primary objective has been to achieve long-term capital appreciation of the operating investment properties through property upgrades and subsequent rental income increases.

      Conditions in the real estate markets for multi-family apartment properties have improved over the past two years and have had a positive impact on the performance of the Portland Center Apartments. As a result, growing interest from institutional and local buyers for well-located, quality apartment properties like Portland Center has emerged over the past year. Given the current buyer interest in the Portland apartment rental market, management believes that this would be the appropriate time to sell the property. Accordingly, since the first quarter of fiscal 1998 the Partnership has been focusing on a near-term sale of the property and a liquidation of the Partnership. The property has been marketed extensively and sale packages have been distributed to international, national, regional and local prospective purchasers. As a result of these efforts, the Partnership received 13 offers, most of which were substantially in excess of the property's 1996 year-end appraised value. The prospective purchasers were then asked to submit best and final offers, of which seven were received. After completing an evaluation of the best and final offers, the Partnership selected an offer and, on November 25, 1997, signed an agreement to sell the Portland Center Apartments to a prospective buyer. During the fourth quarter, the prospective buyer decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership subsequently re-opened discussions with the other prospective purchasers who had previously submitted best and final offers. These prospective purchasers were then provided with updated property information, which included financial statements, a physical evaluation and environmental assessment. Following negotiations, the Partnership selected an offer from one of these prospective buyers and signed a purchase and sale agreement. Because the Partnership's joint venture agreement gives the co-venture partner a right of first refusal to purchase the property, this purchase and sale agreement was then submitted to the partner for its review. Under the terms of the agreement, the partner must decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective purchaser. On June 12, 1998, the co-venture partner notified the Partnership that it would be exercising its right to buy the property. Under the terms of the joint venture agreement, the co-venturer has an additional 90 days to close the transaction. Any sale remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence. As a result , there are no assurances that a near-term sale will be completed. Nonetheless, management expects to close a sale and complete a liquidation of the Partnership in calendar year 1998. Following the completion of a sale of the Portland Center Apartments, the net sale proceeds along with the Partnership's remaining cash reserves after paying liquidation-related expenses will be distributed to the Limited Partners.

      The mortgage debt obtained by the Portland Center joint venture in December 1993 contains a five-year prohibition on prepayment. The loan becomes prepayable beginning in December 1998 with a prepayment penalty which begins at 5% of the outstanding principal balance and declines by 1% annually over the next five years. While the loan cannot be prepaid prior to December 1998, it could be assumed by a buyer of the property for a fee, subject to approval by the lender and the U.S. Department of Housing and Urban Development, which insured the mortgage loan. The requirement that a buyer would have to assume the outstanding mortgage obligation could limit management's ability to effectively market the property for sale prior to December 1998 because of the reserve and reporting requirements associated with a HUD loan. However, the loan does have a favorable interest rate of 7.125% per annum and does not mature until January 1, 2029. Under the teams of the potential sale transaction described above, the prospective buyer has agreed to assume the existing first mortgage loan.

      The investment in the Portland Center joint venture comprised 41% of the Partnership's original investment portfolio. Portland Center is a 525-unit high-rise apartment building located in Portland, Oregon, which also contains 28,000 square feet of leasable commercial space. During fiscal 1998, the Portland Center Apartments maintained consistently high occupancy levels while implementing significant increases in rental rates. The occupancy level averaged 93% for the year, which compares to the average occupancy level of 94% achieved for fiscal 1997. However, the occupancy level did decline to 88% for the fourth quarter of fiscal 1998. This decrease is attributable to a change in the property management company. Following the transition in management, the retention of existing tenants has increased, new leases have been signed and the occupancy level has been climbing. Several key strategies have been adopted to further enhance the property's occupancy level. These strategies include a significantly expanded marketing program, the hiring of additional leasing agents and visible physical improvements, such as power washing the walkways, painting the entrances of the residential buildings, planting new flowers and installing new directional signage and banners. In addition, the apartment interiors continue to be upgraded as units are leased to new tenants. The commercial space at Portland Center continues to be well leased with an occupancy level of 98% as of March 31, 1998. As previously reported, the ongoing renovation work at the Portland Center Apartments has been the primary strategy for generating higher rental rates, maintaining occupancy levels and enhancing the property's overall competitive position in the marketplace. The renovation program began in fiscal year 1995 and focuses on the interiors of the 525 apartment units. As of year-end, 63% of the apartment units had been fully renovated and all of the remaining units had been partially renovated. To date, management has been able to lease the fully renovated units at substantial rental rate increases, averaging approximately 10% above the rental rate prior to the renovations. The healthy occupancy levels and increasing rental rates, in combination with the property's positive attributes and a strong local economy, have resulted in a materially higher property value which was reflected in the sale offers received in connection with the marketing process described above. The demand for rental units in Portland's downtown market has remained steady and is being fueled by solid economic growth, as well as physical and political constraints that have limited the construction of new apartments in the downtown area. As a result of these constraints, there are no new apartment properties in the immediate vicinity of Portland Center currently under development or being added to the market. While there are no assurances that the potential sale transaction described above will be successfully consummated, the offer to purchase the Portland Center property is for an amount which would result in a net return to the Partnership well in excess of its original $11.1 million gross investment in the Portland Center joint venture.

      At March 31, 1998, the Partnership had available cash and cash equivalents of approximately $696,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale of the remaining investment property. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated during calendar year 1998. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

      The Partnership reported net income of $267,000 for the year ended March 31, 1998, compared to a net loss of $185,000 for the prior year. The favorable change in the Partnership's net operating results is primarily the result of a favorable change of $510,000 in the Partnership's share of venture's income
(loss) from the Portland Center Apartments. The Partnership recognized net income of $280,000 from its share of the operations of the Portland Center joint venture for the year ended March 31, 1998, as compared to a net loss of $230,000 for the prior year. This favorable change in Portland Center's operating results was mainly due to an increase in rental income of $210,000 and a decrease in repairs and maintenance expenses of $392,000. Rental income increased due, in part, to the extensive capital improvement program at the property during the past few years. The capital improvement program, combined with a general improvement in overall market conditions, has allowed the property to generate higher rental rates, maintain occupancy levels and enhance the property's overall competitive position in the marketplace. Repairs and maintenance expenses decreased in the current year as the ongoing renovation work approached completion. The increase in rental income and the decline in repairs and maintenance expenses were partially offset by increases in certain other expense categories, mainly salaries expense which was $89,000 higher than in the prior year.

      The favorable change in the Partnership's share of venture's income (loss) was partially offset by an unfavorable change in the Partnership's operating income (loss). The Partnership reported an operating loss of $13,000 for fiscal 1998 as compared to operating income of $45,000 during fiscal 1997. This unfavorable change was primarily due to a decrease in interest and other income of $57,000. Interest and other income declined primarily due to lower outstanding cash reserve balances for the current year as a result of the temporary investment of the Walker House sale proceeds during fiscal 1997 prior to the May 15, 1996 special distribution.

1997 Compared to 1996
---------------------

     The Partnership reported a net loss of $185,000 for the year ended March 31, 1997, compared to net income of $4,041,000 for the prior year. The unfavorable change in the Partnership's net operating results was primarily the result of the $4,226,000 gain realized on the sale of the Walker House
Apartments in fiscal 1996. A $96,000 favorable change in the Partnership's operating income (loss) was effectively offset by an increase of a like amount in the Partnership's share of ventures' losses.

     The favorable change in the Partnership's operating income (loss) was primarily due to a $43,000 increase in interest and other income and a $51,000 decrease in the Partnership's operating expenses. Interest and other income increased partly due to higher outstanding cash reserve balances for fiscal 1997 as a result of the temporary investment of the Walker House sale proceeds prior to the May 15, 1996 special distribution. The Partnership's operating expenses decreased primarily due to a $38,000 decrease in general and administrative expenses stemming from a reduction in certain required professional services during fiscal 1997. In addition, management fees declined by $13,000 due to the return of capital associated with the Walker House and Hudson sale transactions and the related reduction in the amount of the ongoing Partnership distributions upon which management fees are based.

     The Partnership recognized a net loss of $230,000 from its share of ventures' operations for the year ended March 31, 1997, as compared to a net loss of $134,000 for the prior year. This increase in ventures' losses was primarily attributable to the inclusion of $122,000 in net income attributable to the Walker House joint venture in the fiscal 1996 results. The Walker House joint venture sold its operating property during the fourth quarter of fiscal 1996. The impact of the Walker House sale on the Partnership's share of ventures' losses was slightly offset by a decrease in the net loss from the Portland Center joint venture as a result of an increase in rental income. Rental income from Portland Center increased by approximately 11% over fiscal 1996 due to increases in rental rates and an increase in the property's average occupancy level. The increase in the venture's rental income was partially offset by an increase in repairs and maintenance and depreciation charges as a result of the venture's ongoing overall enhancement and capital improvement program, as discussed further above.

1996 Compared to 1995
---------------------

     The Partnership reported net income of $4,041,000 for the year ended March 31, 1996, compared to a net loss of $2,245,000 for fiscal 1995. The favorable change in the Partnership's net operating results was primarily the result of the gain of $4,226,000 on the sale of the Walker House Apartments in fiscal 1996 and the write down of the carrying value of the Partnership's investment in the Hudson joint venture, of $2,019,000, which was recorded in fiscal 1995. In addition, a decrease in the Partnership's operating loss of $14,000 and a decrease in the Partnership's share of ventures' losses of $27,000 also contributed to the change in net operating results between fiscal 1996 and 1995. Operating loss decreased mainly due to an increase in interest income of $18,000 and a decrease in general and administrative expenses of $24,000. Interest income increased as a result of a higher average outstanding cash balance during fiscal 1996 due to the receipt of proceeds from the sale of the Hudson and
Walker House investments and an increase in the operating cash flow distributions from the Portland Center joint venture. The decrease in general and administrative expenses was primarily attributable to a reduction in costs incurred in fiscal 1996 in connection with the completion of the annual independent valuation of the Partnership's operating properties. The favorable changes in operating loss were partially offset by an increase in management fees for fiscal 1996. The Adviser began to earn management fees in the second half of fiscal 1995 with the commencement of regular quarterly operating cash flow distributions.

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

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its remaining property with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the remaining property.

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

      Competition. The financial performance of the Partnership's remaining real estate investment will be significantly impacted by the competition from comparable properties in its local market area. The occupancy levels and rental rates achievable at the property are largely a function of supply and demand in the market. To date the pace of job and population growth in the downtown Portland area has kept pace with the rate of new apartment development activity, which has been limited by certain physical and political constraints. However, in many other markets across the country development of new multi-family properties has increased significantly in the past two years. Existing properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that such an increase in development activity will not affect the Portland Center property in the future.

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

Inflation
---------

      The Partnership completed its fourteenth full year of operations in fiscal 1998. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership
-------------------------------------------------------------

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date
                                                                    elected
  Name                        Office                        Age     to Office
  ----                        ------                        ---     ---------

Bruce J. Rubin          President and Director              38      8/22/96
Terrence E. Fancher     Director                            44      10/10/96
Walter V. Arnold        Senior Vice President and Chief
                          Financial Officer                 50      10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer               55      6/1/83 *
Timothy J. Medlock      Vice President and Treasurer        37      6/1/88
Thomas W. Boland        Vice President and Controller       35      12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation
--------------------------------

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed renumeration from the Partnership.

      The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

      The Partnership began paying cash distributions to the Unitholders on a quarterly basis at a rate of 3% per annum on the remaining invested capital effective for the second quarter of fiscal 1995. The annual rate was then increased gradually in subsequent quarters to the level of 4.25% per annum for the quarter ended March 31, 1996 and then was increased to 5.25% per annum on remaining invested capital beginning with the distribution made on August 15, 1997 for the quarter ended June 30, 1997. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee of up to 1% of the gross offering proceeds outstanding. However, during the quarter ended June 30, 1991 the Partnership reached a limitation on the cumulative amount of management fees that can be earned by the Adviser under the terms of the original Prospectus. Future management fees will only be earned in an amount equal to 10% of the Distributable Cash, as defined, generated by the Partnership. During the second half of fiscal 1995, the Partnership instituted the payment of quarterly distributions which have continued through fiscal 1998. Accordingly, the Adviser was paid management fees of $61,000 for fiscal 1998 under the terms of the advisory contract.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1998 is $63,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended March 31, 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

      (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1998.

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

                                    PAINE WEBBER GROWTH PROPERTIES TWO LP


                                    By:  Second PW Growth Properties, Inc.
                                         ---------------------------------
                                         Managing General Partner



                                    By: /s/ Bruce J. Rubin
                                        ------------------
                                        Bruce J. Rubin
                                        President and
                                        Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                        Thomas W. Boland
                                        Vice President and Controller

Dated:  June 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.





By:/s/ Bruce J. Rubin                 Date: June 26, 1998
   ----------------------------             -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher            Date: June 26, 1998
   ----------------------------             -------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

                              INDEX TO EXHIBITS

                                                            Page Number in the Report
      Exhibit No.    Description of Document                Or Other Reference
      -----------    -----------------------                -------------------------

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


      (13)           Annual Report to Limited Partners      No Annual Report for fiscal year
                                                            1998 has been sent to the Limited
                                                            Partners.  An Annual Report will be
                                                            sent to the Limited Partners
                                                            subsequent to this filing.


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

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                    Reference
                                                                    ---------
Paine Webber Growth Properties Two LP:

   Reports of independent auditors                                      F-3

   Balance sheets as of March 31, 1998 and 1997                         F-5

   Statements of operations for the years ended March 31, 1998,
     1997 and 1996                                                      F-6

   Statements of changes in partners' capital (deficit) for the years
     ended March 31, 1998, 1997 and 1996                                F-7

   Statements of cash flows for the years ended March 31, 1998,
     1997 and 1996                                                      F-8

   Notes to financial statements                                        F-9

   Schedule III-Real Estate and Accumulated Depreciation                F-17

Oregon Portland Associates:

   Report of independent auditors                                       F-18

   Balance sheets as of December 31, 1997 and 1996                      F-19

   Statements of operations for the years ended December 31,
     1997, 1996 and 1995                                                F-20

   Statements of changes in venturers' capital (deficit) for the
      years ended December 31, 1997, 1996 and 1995                      F-21

   Statements of cash flows for the years ended December 31,
     1997, 1996 and 1995                                                F-22

   Notes to financial statements                                        F-23

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                    Reference
                                                                    ---------

Montgomery Village HWH Associates:

   Independent Auditors' Report                                        F-27

   Balance sheets as of December 31, 1995 and 1994                     F-28

   Statements of operations for the years ended December 31,
      1995, 1994 and 1993                                              F-29

   Statements of changes in partners' equity for the years
     ended December 31, 1995, 1994 and 1993                            F-30

   Statements of cash flows for the years ended December 31,
      1995, 1994 and 1993                                              F-31

   Notes to financial statements                                       F-32




   Other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Partners
Paine Webber Growth Properties Two LP:

     We have audited the accompanying balance sheets of PaineWebber Growth Properties Two LP as of March 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Montgomery Village HWH Associates have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements of PaineWebber Growth Properties Two LP relates to data included for Montgomery Village HWH Associates, it is based solely on their report. In the financial statements, the Partnership's equity in the net income of Montgomery Village HWH Associates is stated at $122,000 for the year ended March 31, 1996.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Growth Properties Two LP at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                              /s/ ERNST & YOUNG LLP
                              --------------------
                              ERNST & YOUNG LLP




Boston, Massachusetts
June 12, 1998

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






                              /s/Reznick Fedder & Silverman
                              -----------------------------
                              Reznick Fedder & Silverman


Baltimore,  Maryland
January 5, 1996, except for Note E,
as to which the date is March 13, 1996

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

                                BALANCE SHEETS
                           March 31, 1998 and 1997
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                      1998              1997
                                                      ----              ----

Cash and cash equivalents                          $    696         $     905
                                                   ========         =========


                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Losses from joint venture in excess
  of investment and advances                       $     777        $     618
Accounts payable and accrued expenses                     23               46
                                                   ---------        ---------
      Total liabilities                                  800              664

Partners' capital:
  General Partners:
   Capital contributions                                   1                1
   Cumulative net income                                  10                7
   Cumulative cash distributions                         (22)             (16)

  Limited Partners ($1,000 per Unit,
    33,410 Units outstanding):
   Capital contributions, net of offering costs       29,778           29,778
   Cumulative net losses                              (6,381)          (6,645)
   Cumulative cash distributions                     (23,490)         (22,884)
                                                   ---------        ---------
         Total partners' capital (deficit)              (104)             241
                                                   ---------        ---------
                                                   $     696        $     905
                                                   =========        =========


















                           See accompanying notes.

                    PAINE WEBBER GROWTH PROPERTIES TWO LP

                           STATEMENTS OF OPERATIONS
              For the years ended March 31, 1998, 1997 and 1996
                   (In thousands, except for per Unit data)

                                             1998         1997        1996
                                             ----         ----        ----

Revenues:
   Interest and other income             $      54    $    111    $      68
   Reimbursements from affiliate               195         193          191
                                         ---------   ---------    ---------
                                               249         304          259

Expenses:
   Management fees                              61          58           71
   General and administrative                  201         201          239
                                        ----------   ---------    ---------
                                               262         259          310
                                        ----------   ---------    ---------

Operating (loss) income                        (13)         45          (51)

Partnership's share of ventures'
  income (losses)                              280        (230)        (134)

Partnership's share of gain on sale of
   operating investment property                 -           -        4,226
                                        ----------   ---------    ---------

Net income (loss)                       $      267   $    (185)   $   4,041
                                        ==========   ==========   =========

Per Limited Partnership Unit:

  Net income (loss)                     $     7.91   $   (5.48)   $  117.36
                                        ==========   =========    =========

  Cash distributions                    $    18.13   $  187.01    $   44.26
                                        ==========   =========    =========


      The above per Limited Partnership Unit information is based upon the 33,410 Limited Partnership Units outstanding during each year.














                           See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1998, 1997 and 1996
                                 (In thousands)

                                        General     Limited
                                        Partners    Partners        Total
                                        --------    --------        -----

Balance at March 31, 1995              $   (113)    $  4,238      $  4,125

Net income                                  120        3,921         4,041

Cash distributions                           (7)      (1,479)       (1,486)
                                       --------     --------      --------

Balance at March 31, 1996                     -        6,680         6,680

Net loss                                     (2)        (183)         (185)

Cash distributions                           (6)      (6,248)       (6,254)
                                       --------     --------      --------

Balance at March 31, 1997                    (8)         249           241

Net income                                    3          264           267

Cash distributions                           (6)        (606)         (612)
                                       --------     --------      --------

Balance at March 31, 1998              $    (11)    $    (93)     $   (104)
                                       ========     ========      ========






















                           See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                             1998        1997       1996
                                                             ----        ----       ----

Cash flows from operating activities:
   Net income (loss)                                        $    267    $  (185)    $  4,041
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
      Partnership's share of gain on sale of
        operating investment property                             -           -       (4,226)
      Reimbursements from affiliate                            (195)       (193)        (191)
      Partnership's share of ventures' income (losses)         (280)        230          134
      Changes in assets and liabilities:
        Accounts receivable                                       -         191            -
        Accounts payable and accrued expenses                   (23)          -           (9)
                                                            -------     -------     --------
         Total adjustments                                     (498)        228       (4,292)
                                                            -------     -------     --------
         Net cash (used in) provided by operating
           activities                                          (231)         43         (251)

Cash flows from investing activities:
   Distributions from joint ventures                            634         838        6,629
   Additional investments in joint ventures                       -           -          (17)
   Proceeds from sale of investment                               -           -          350
                                                            -------     -------     --------
         Net cash provided by investing activities              634         838        6,962

Cash flows from financing activities:
   Distributions to partners                                   (612)     (6,254)      (1,486)
                                                            -------     -------     --------

Net (decrease) increase in cash and cash equivalents           (209)     (5,373)       5,225

Cash and cash equivalents, beginning of year                    905       6,278        1,053
                                                            -------     -------     --------
Cash and cash equivalents, end of year                      $   696     $   905     $  6,278
                                                            =======     =======     ========











                           See accompanying notes.

                     PAINEWEBBER GROWTH PROPERTIES TWO LP
                        NOTES TO FINANCIAL STATEMENTS


1.  Organization and Nature of Operations
    -------------------------------------

      Paine Webber Growth Properties Two LP (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in June 1983 for the purpose of investing in a portfolio of rental apartment and commercial properties which have potential for near-term capital appreciation. The Partnership authorized the issuance of Units (at $1,000 per Unit) of which 33,410, representing capital contributions of $33,410,000, were subscribed and issued between October 1983 and October 1984. The net proceeds of the Partnership's offering were originally invested in four operating investment properties through joint venture partnerships. Through March 31, 1998, three of these investments had been sold. The joint venture that owns the remaining asset is currently in the process of marketing the final investment property for sale. Management is currently focusing on completing a potential near-term sale of this property and the possible liquidation of the Partnership prior to December 31, 1998. There are no assurances, however, that both a sale of the remaining investment property and the liquidation of the Partnership will be completed within this time frame. See Note 4 for a further discussion of the Partnership's remaining investment.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended March 31, 1998. Actual results could differ from the estimates and assumptions used.

      The accompanying financial statements include the Partnership's investment in one joint venture partnership (three in fiscal 1996) which owns an operating property. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have majority voting control in the ventures. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. All of the joint venture partnerships are or were required to maintain their accounting records on a calendar basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the income or loss from the joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 4 for a description of the joint venture partnerships and a discussion of the significant lag-period transaction recognized in fiscal 1996.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      The cash and cash equivalents on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets approximates their fair value as of March 31, 1998 and 1997 due to the short-term maturities of these instruments.

      No provision for income taxes has been made in the accompanying financial statements as the liability for such taxes is that of the individual partners rather than the Partnership.

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid an annual management fee of up to 1% of the gross offering proceeds outstanding. However, during the quarter ended June 30, 1991 the Partnership reached a limitation on the cumulative amount of management fees that can be earned by the Adviser under the terms of the original Prospectus. Future management fees are limited further to 10% of the Distributable Cash, as defined, of the Partnership. For the years ended March 31, 1998, 1997 and 1996, the Adviser earned $61,000, $58,000 and $71,000, respectively, in management fees as a result of the commencement of regular quarterly distributions effective for the second quarter of fiscal 1995.

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

      Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 are $63,000, $61,000 and $69,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $4,000, $7,000, and $3,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the years ended March 31, 1998, 1997 and 1996, respectively.

4.  Investments in Joint Venture Partnerships
    -----------------------------------------

      As of March 31, 1998 and 1997, the Partnership has an investment in one joint venture. Except as noted below, the joint ventures are accounted for on the equity method in the Partnership's financial statements. For income tax reporting purposes, the joint ventures are or were required to maintain their accounting records on a calendar year basis. As a result, the Partnership accounts for its joint venture investments based on financial information which is three months in arrears to that of the Partnership. On September 12, 1995, the Partnership sold its interest in the Hudson Apartments joint venture to its co-venture partner for $350,000. As of March 31, 1995, the Partnership's investment in the Hudson joint venture was reclassified to investment held for sale and written down to its net realizable value of $350,000. Subsequent to the writedown, the Partnership accounted for this investment on the cost method during the period of time in fiscal 1996 which it took for the sale transaction to be completed. On March 13, 1996, the joint venture which owned the Walker
House Apartments sold the operating investment property to an unrelated third party. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the gain on this transaction was recognized in fiscal 1996. Accordingly, in addition to the joint venture's operations for the twelve months ended December 31, 1995, the Partnership's share of ventures' losses in fiscal 1996 also reflects the Partnership's share of Walker House operations for the period January 1, 1996 through the date of sale. Such operations in calendar 1996 reflected total revenues of $360,000 and total expenses of $414,000 for a net loss of $54,000, of which the Partnership's share was $53,000.

      Condensed combined financial statements of these joint ventures, for the periods indicated, are as follows.

                           Condensed Balance Sheets
                           ------------------------
                          December 31, 1997 and 1996
                                (in thousands)
                                    Assets
                                    ------
                                                            1997        1996
                                                            ----        ----

   Current assets                                       $   1,750   $   1,938
   Operating investment property, net                      17,621      18,280
   Other assets                                             2,552       2,839
                                                        ---------   ---------
                                                        $  21,923   $  23,057
                                                        =========   =========

                      Liabilities and Venturers' Deficit
                      ----------------------------------

   Current liabilities                                  $     670   $     737
   Other liabilities                                            -         494
   Long-term mortgage debt, less current portion           22,148      22,351

   Partnership's share of combined deficit                   (779)       (413)
   Co-venturers' share of combined deficit                   (116)       (112)
                                                        ---------   ---------
                                                        $  21,923   $  23,057
                                                        =========   =========

                  Reconciliation of Partnership's Investment
                  ------------------------------------------
                           March 31, 1998 and 1997
                                (in thousands)
                                                            1998        1997
                                                            ----        ----

   Partnership's share of combined deficit
      at December 31, as shown above                    $    (779)  $    (413)
   Reimbursement of management fees and expenses
      receivable from joint venture (1)                         2         494
   Timing difference due to contributions
      (distributions) made subsequent to
      December 31 (see Note 2)                                  -        (699)
                                                        ---------   ---------
   Investment in joint venture, at equity, at March 31  $    (777)  $    (618)
                                                        =========   =========

(1)In accordance with the Portland Center joint venture agreement, the Partnership recorded reimbursement revenues for the years ended March 31, 1998, 1997 and 1996 of $195,000, $193,000 and $191,000, respectively, for the reimbursement of certain Partnership expenses. The Portland Center joint venture records a comparable reimbursement expense in its statement of operations which is reflected in the Partnership's share of ventures' losses. Accordingly, the accounting for these reimbursements has no material effect on the Partnership's net capital or its results of operations. The reimbursements due the Partnership are payable only out of net cash flow of the operating property and are cumulative to the extent not paid. A cumulative total of $2,000 and $494,000 remained unpaid as of March 31, 1998 and 1997, respectively, which is recorded in the joint venture investment balance on the accompanying balance sheets.

                    Condensed Combined Summary of Operations
                    ----------------------------------------
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                             1997        1996        1995
                                             ----        ----        ----
Revenues:
   Rental revenues and expense recoveries  $ 6,264     $ 6,054     $  7,549
   Interest and other income                   168         199          337
                                           -------     -------     --------
                                             6,432       6,253        7,886

Expenses:
   Property operating expenses               3,020       3,351        3,945
   Interest expense                          1,769       1,780        2,373
   Depreciation and amortization             1,360       1,354        1,703
                                           -------     -------     --------
                                             6,149       6,485        8,021
                                           -------     -------     --------
Operating income (loss)                        283        (232)        (135)

Gain on sale of operating investment
  property                                       -           -        4,580
                                           -------     -------     --------
Net income (loss)                          $   283    $   (232)    $  4,445
                                           =======    ========     ========

Net income (loss):
    Partnership's share of
       combined net income (loss)          $    280   $   (230)    $  4,092
    Co-venturers' share of combined
       net income (loss)                          3         (2)         353
                                           --------   --------     --------
                                           $    283   $   (232)    $  4,445
                                           ========   ========     ========

      The Partnership's share of the combined net income (loss) of the joint ventures is presented as follows on the accompanying statements of operations (in thousands):

                                            1998        1997        1996
                                            ----        ----        ----

Partnership's share of ventures'
  income (losses)                          $    280   $   (230)    $   (134)
Partnership's share of gain on sale of
  operating investment property                   -          -        4,226
                                           --------   ---------    --------
                                           $    280   $    (230)   $  4,092
                                           ========   =========    ========

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

      The cash distributions received from the Partnership's joint venture investments during fiscal 1998, 1997 and 1996 are as follows (in thousands):

                                                1998        1997        1996
                                                ----        ----        ----

   Oregon Portland Associates                 $   634     $   838     $   973
   Montgomery Village HWH Associates                -           -       5,656
   Hudson Partners                                  -           -           -
                                              -------     -------     -------
                                              $   634     $   838     $ 6,629
                                              =======     =======     =======

      A description of the ventures' properties, relevant sales transactions and the terms of the joint venture agreements are summarized below:

(a)  Oregon Portland Associates
     --------------------------

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

      The aggregate cash investment by the Partnership for its interest was approximately $11,097,000 (including acquisition fees of $800,000 paid to the Adviser and $280,000 paid to an affiliate of the co-venturer). In addition, acquisition fees aggregating $280,000 were deferred at the time of purchase and were paid to the Adviser out of net cash flow of the joint venture. The apartment complex was acquired subject to nonrecourse mortgage balances totalling approximately $18,493,000 at the time of the closing. During fiscal 1994, the joint venture refinanced its outstanding debt obligation with a new nonrecourse loan in the amount of approximately $23 million issued in conjunction with an insured loan program of the Department of Housing and Urban Development (HUD). The loan, which is fully assumable, has a 35-year maturity and bears interest at a fixed rate of 7.125% per annum. As part of the HUD insured loan program, the joint venture was required to establish escrow accounts for replacement reserves and other required repairs. The balance of these restricted escrow deposits totalled approximately $1.9 million and $2.1 million as of December 31, 1997 and 1996, respectively. The excess loan proceeds, after repayment of the outstanding indebtedness, were used to pay transaction costs and to fund the required escrow accounts.

      As discussed in Note 1, the investment in the Portland Center Apartments is the Partnership's only remaining real estate asset. Since the first quarter of fiscal 1998, the Partnership has been focusing on a near-term sale of the property and a liquidation of the Partnership. The property has been marketed extensively and sale packages have been distributed to international, national, regional and local prospective purchasers. As a result of these efforts, the Partnership received 13 offers, most of which were substantially in excess of the property's 1996 year-end appraised value. The prospective purchasers were then asked to submit best and final offers, of which seven were received. After completing an evaluation of the best and final offers, the Partnership selected an offer and, on November 25, 1997, signed an agreement to sell the Portland Center Apartments to a prospective buyer. During the fourth quarter of fiscal 1998, the prospective buyer decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership subsequently re-opened discussions with the other prospective purchasers who had previously submitted best and final offers. Following negotiations, the Partnership selected an offer from one of these prospective buyers and signed a purchase and sale agreement. Because the Partnership's joint venture agreement gives the co-venture partner a right of first refusal to purchase the property, this purchase and sale agreement was then submitted to the partner for its review. Under the terms of the agreement, the partner must decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective purchaser. On June 12, 1998, the co-venture partner notified the Partnership that it would be exercising its right to buy the property. Under the terms of the joint venture agreement, the co-venturer has an additional 90 days to close the transaction. Any sale remains contingent upon, among other things, the satisfactory completion of the buyer's due diligence. As a result, there are no assurances that a near-term sale will be completed. Nonetheless, management expects to close a sale and complete a liquidation of the Partnership in calendar year 1998. Following the completion of a sale of the Portland Center Apartments, the net sale proceeds along with the Partnership's remaining cash reserves after paying liquidation-related expenses will be distributed to the Limited Partners.

      Pursuant to the joint venture agreement, the Partnership is to be reimbursed each year by the joint venture for the joint venture's share of the management fee and expenses (a "deferred fee") allocable to or incurred by the Partnership in connection with the management of the property. These fees are payable only out of net cash flow, as defined, and are cumulative to the extent not paid.

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

(b)  Montgomery Village HWH Associates
     ---------------------------------

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

      On March 13, 1996, the Walker House Apartments property was sold to an unrelated third party for $10,650,000. The existing mortgage balance of $5,011,000 was paid off in conjunction with the sale, and the venture paid closing costs of approximately $364,000. In addition, the joint venture had excess cash as of the date of the sale in the amount of approximately $235,000. The net proceeds from this sale totalled approximately $5.5 million, of which the co-venture partner was entitled to $220,000 under the terms of the joint venture agreement. The Partnership received the remainder of the net sale proceeds of approximately $5.3 million. For financial reporting purposes, the Partnership was allocated a gain of $4,226,000 from the sale of the Walker House property which it recognized in fiscal 1996. During fiscal 1997, the Partnership's share of the net sale proceeds was distributed to the Limited Partners as a special distribution in the amount of $159 per original $1,000 investment paid concurrently with the regular quarterly distribution on May 15, 1996. An additional amount of $10.48 per original $1,000 investment related to the Walker House sale was distributed to the Limited Partners in December 1996.

      The joint venture agreement provided that distributable net cash flow, to the extent that it exceeded minimums, as defined, would be allocated 99% to the Partnership and 1% to the co-venturer, as a distribution to the partners.

      Taxable income and tax loss from operations in each year were allocated 99% to the Partnership and 1% to the co-venturer. Allocations of the joint venture operations between the partners for financial accounting purposes were made in conformity with the allocations of taxable income or tax loss.

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

      On October 31, 1989, the co-venturer assigned its entire ownership interest in Hudson Partners to Second PW Growth Properties, Inc., ("Growth II") the Managing General Partner of the Partnership. The assignment included all prior interests, obligations and responsibilities of the original co-venture partner. On October 30, 1990, an amended and restated joint venture agreement was entered into, whereby: the Partnership assigned its entire partnership interest to PaineWebber Hudson Partners, Ltd. ("PW Hudson"), Growth II withdrew from the joint venture, and Hudson Associates Ltd. (Associates) was admitted into the joint venture in exchange for a $600,000 cash capital contribution. PW Hudson was a Texas limited partnership between the Partnership as general partner and Growth II as a limited partner. Associates is an affiliate of Horn-Barlow Companies. During fiscal 1995, the co-venture partner approached the Partnership about the possibility of purchasing the Partnership's interest in the Hudson joint venture in conjunction with a refinancing of the venture's first mortgage loan. In the first quarter of fiscal 1996, the Partnership agreed to sell its interest in Hudson Partners for $350,000. While such proceeds were substantially below the amount of the Partnership's original investment, management believed that the offer was reflective of the current fair value of the Partnership's interest and that it was an opportune time to dispose of this investment. On September 12, 1995, the co-venturer closed on the refinancing transaction which provided funds for the consummation of the sale of the Partnership's interest at the agreed upon price of $350,000.

5.  Subsequent Event
    ----------------

      On May 15, 1998, the Partnership distributed $159,000 to the Limited Partners and $2,000 to the General Partners for the quarter ended March 31, 1998.


Schedule III - Real Estate and Accumulated Depreciation
                                          PAINEWEBBER GROWTH PROPERTIES TWO LP
                                  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1997
                                                     (In thousands)

                                                 Cost                                                                  Life on Which
                                              Capitalized                                                              Depreciation
                          Initial Cost to     Subsequent to  Gross  Amount at Which Carried at                         in Latest
                            Partnership       Acquisition               End of Year                                    Income
                                 Buildings &  Buildings &         Buildings &               Accumulated   Date of      Statement
Description  Encumbrances   Land Improvements Improvements Land   Improvements    Total     Depreciation  Acquisition  is Computed
-----------  ------------   ---- ------------ ------------ ----   --------------  -----     ------------  -----------  ------------

Apartment
 Complex
Portland,
 Oregon      $22,351        $4,700  $19,453      $8,134     $4,700   $27,587      $32,287    $14,666      4/26/84      5-25 yrs.
             =======        ======  =======      ======     ======   =======      =======    =======

Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1997 for Federal income tax purposes is  approximately  $36,977.
(B) See Note 4 to the financial statements for a description of the agreement  though which the Partnership owns an interest in the above property and for a discussion of the debt  encumbering the operating investment property.
(C) Reconciliation of real estate owned:
                                                            1997        1996        1995
                                                            ----        ----        ----

      Balance at beginning of period                        $31,586     $40,487     $39,649
      Increase due to acquisition and improvements              701         508         839
      Decrease due to sale of Walker House                        -      (9,409)          -
      Decrease due to disposals                                   -           -          (1)
                                                            -------     -------     -------
      Balance at end of period                              $32,287     $31,586     $40,487
                                                            =======     =======     =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period                        $13,306     $15,452     $13,832
      Depreciation expense                                    1,360       1,354       1,621
      Decrease due to sale of Walker House                        -      (3,500)          -
      Write-offs due to disposals                                 -            -         (1)
                                                            -------     -------     -------
      Balance at end of period                              $14,666     $13,306     $15,452
                                                            =======     =======     =======

                         REPORT OF INDEPENDENT AUDITORS


The Partners
Oregon Portland Associates:

      We have audited the accompanying balance sheets of the Oregon Portland Associates (an Oregon General Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in venturers' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Portland Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                          /s/ ERNST & YOUNG LLP
                                          ---------------------
                                          ERNST & YOUNG LLP



Boston, Massachusetts
January 30, 1998

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)

                                 BALANCE SHEETS
                           December 31, 1997 and 1996
                                 (In thousands)

                                     Assets
                                     ------
                                                            1997         1996
                                                            ----         ----
Current assets:
   Cash and cash equivalents                              $   440    $    903
   Tenant receivables                                          34          22
   Repair escrow deposits                                      32          32
   Mortgage escrow deposits - restricted                      319         344
   Tenant security deposits - held in trust                   629         354
   Prepaid real estate taxes                                  255         248
   Prepaid insurance                                           26          25
   Other assets                                                15          10
                                                          -------    --------
      Total current assets                                  1,750       1,938

HUD reserve for replacements                                1,899       2,123

Operating investment property, at cost:
   Land                                                     4,700       4,700
   Buildings and improvements                              23,510      23,134
   Equipment                                                4,077       3,752
                                                          -------    --------
                                                           32,287      31,586
   Less accumulated depreciation                          (14,666)    (13,306)
                                                          -------    --------
Net operating investment property                          17,621      18,280

Deferred financing costs and deferred leasing
   commissions, net of accumulated
    amortization of $225 ($161 in 1996)                       653         716
                                                          -------    --------
                                                          $21,923    $ 23,057
                                                          =======    ========
                       Liabilities and Venturers' Deficit
                       ----------------------------------

Current liabilities:
   Current portion of long-term debt                      $   203    $    189
   Accounts payable and accrued expenses                      187         292
   Prepaid rental and other deferred income                    58          43
   Tenant security deposits                                   181         178
   Payable to property manager and affiliates                  34          35
   Distribution payable to minority partner                     7           -
                                                          -------    --------
      Total current liabilities                               670         737

Long-term debt                                             22,148      22,351
Management fee and expense reimbursements due
   to majority partner                                          -         494
Venturers' deficit                                           (895)       (525)
                                                          -------    --------
                                                          $21,923    $ 23,057
                                                          =======    ========


                             See accompanying notes.

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                1997         1996        1995
                                                ----         ----        ----
Revenues:
   Rental income                              $ 6,264     $ 6,054     $ 5,456
   Interest income                                 93         119         217
   Other income                                    75          80          76
                                              -------     -------     -------
                                                6,432       6,253       5,749
Expenses:
   Interest and amortization of related
     financing fees                             1,769       1,780       1,808
   Depreciation                                 1,360       1,354       1,319
   Repairs and maintenance                        569         961         675
   Utilities                                      373         351         298
   Real estate taxes                              503         469         455
   Professional fees                               26          38          34
   General and administrative                     334         370         279
   Salaries and related costs                     525         436         465
   Management and related fees                    501         501         504
   Insurance                                      103          95          93
   Security                                        86         130          77
                                              -------     -------     -------
                                                6,149       6,485       6,007
                                              -------     -------     -------
Net income (loss)                             $   283     $  (232)    $  (258)
                                              =======     =======     =======
























                             See accompanying notes.

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)

              STATEMENTS OF CHANGES IN VENTURERS' CAPITAL (DEFICIT) For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)


                                        Majority      Minority
                                        Partner       Partner       Total
                                        -------       -------       -----

Balance at December 31, 1994            $    72      $   (107)   $     (35)

Net loss                                   (255)           (3)        (258)
                                        -------      --------    ---------

Balance at December 31, 1995               (183)         (110)        (293)

Net loss                                   (230)           (2)        (232)
                                        -------      --------    ---------
Balance at December 31, 1996               (413)         (112)        (525)

Partner distributions                      (646)           (7)        (653)

Net income                                  280             3          283
                                        -------      --------    ---------

Balance at December 31, 1997            $ (779)     $    (116)   $    (895)
                                        ======      =========    =========



























                             See accompanying notes.

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                 1997      1996         1995
                                                                 ----      ----         ----


Cash flows from operating activities:
   Net income (loss)                                             $   283   $  (232)   $   (258)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation                                                  1,360     1,354       1,319
     Amortization of deferred financing costs                         57        56          27
     Amortization of deferred leasing commissions                      6         6           4
     Interest added to HUD reserve for replacements                  (80)     (109)       (195)
     Net changes in operating assets and liabilities:
      Tenant receivables                                             (12)      (13)          -
      Mortgage escrow deposits                                      (250)     (123)        (39)
      Prepaid real estate taxes                                       (7)      (26)         28
      Prepaid insurance                                               (1)        4           8
      Other assets                                                    (5)       (2)         12
      Accounts payable and accrued expenses                         (105)      (79)         75
      Prepaid rental and other deferred income                        16       (71)         73
      Tenant security deposits                                         3       (10)         16
      Payable to property manager and affiliates                      (1)       25           1
      Management fee and expense reimbursements due
        to majority partner                                          494)     (419)       (502)
                                                                  ------   -------    --------
        Net cash provided by operating activities                    770       361         569
                                                                  ------   -------    --------

Cash flows from investing activities:
   Additions to operating investment property, net                  (701)     (508)       (809)
   Repair escrow withdrawals                                           -         -       1,010
   HUD reserve for replacements - deposits                           (79)      (79)        (79)
   HUD reserve for replacements - withdrawals                        382       366         278
   Increase in deferred leasing commissions                            -         -         (18)
                                                                  ------   -------    --------
        Net cash (used in) provided by investing activities         (398)     (221)        382
                                                                  ------   -------    --------

Cash flows from financing activities:
   Debt payments                                                    (189)     (176)       (164)
   Distributions to partners                                        (646)        -           -
                                                                  ------   -------    --------
        Net cash used in financing activities                       (835)     (176)      (164)
                                                                  ------   -------    --------

Net (decrease) increase in cash and cash equivalents                (463)      (36)        787

Cash and cash equivalents, beginning of year                         903       939         152
                                                                  ------   -------    --------

Cash and cash equivalents, end of year                            $  440   $   903    $    939
                                                                  ======   =======    ========

Cash paid during the year for interest                            $1,600   $ 1,613    $  1,624
                                                                  ======   =======    ========




                             See accompanying notes.

                           OREGON PORTLAND ASSOCIATES
                         (AN OREGON GENERAL PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


1.  Summary of significant accounting policies
    ------------------------------------------
      Organization
      ------------

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

2.  Use of Estimates
    ----------------

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

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amount of cash and cash equivalents approximates their fair value due to the short-term maturities of these instruments. The fair value of the Partnership's long-term debt is estimated using a discounted cash flow analysis, based on the current market rate for similar types of borrowing arrangements (see Note 5).

      Reclassifications
      -----------------

      Certain   amounts  in  the  financial   statements   presented  have  been
reclassified to conform prior years' data to the current year presentation.

3.  Partnership Agreement
    ---------------------

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

4.  Related Party Transactions
    --------------------------

      Pursuant to the Agreement, the majority partner is to be reimbursed each year by the Partnership for the Partnership's share of the management fee and expenses (a "deferred fee") allocable to or incurred by the majority partner in connection with the management of the property. Management fees and expenses incurred totalled $193,000, $193,000 and $191,000 in 1997, 1996 and 1995,
respectively. At December 31, 1996, $494,000 of the amounts previously accrued had not been paid. During 1997, these fees and expenses were paid in full. These fees are payable out of net cash flow or net capital proceeds from a sale or refinancing, as defined, and are cumulative to the extent not paid. During 1997, 1996 and 1995, $687,000, $612,000 and $693,000, respectively, of fees and expenses were paid to the majority partner.

      The Partnership had a property management contract with an affiliate of the minority partner that provided for management and leasing commission fees to be paid to the property manager. The management fee was 5% of "gross rents," as defined. As of September 1, 1989, the Partnership changed property managers, the new property manager being a third party. The new management fee is based on 4% of "gross rents", as defined, and was $246,000, $244,000 and $221,000 for 1997,
1996 and 1995, respectively. The Partnership continues to pay a Partnership management fee to the original property manager. This fee is equal to 1% of "gross rents", as defined, and was $61,000, $61,000 and $55,000 in 1997, 1996 and 1995, respectively.

      The Partnership has an agreement with the new property manager whereby the property manager arranges and supervises construction improvement projects, and in turn receives a fee equal to 2.5% of the gross contract amount on non-HUD-related construction. There were no such fees paid during 1997, 1996 or 1995. On HUD-related construction, commencing January 1, 1994, the property manager receives a fee of $3,000 per month, not to exceed $75,000. Fees of $3,000 and $36,000 were paid in 1996, and 1995, respectively. No fees were paid in 1997.

5.  Long-term debt
    --------------

      Long-term debt aggregated $22,351,000 and $22,540,000 at December 31, 1997 and 1996, respectively (fair value approximates the carrying value at December 31, 1997 and 1996). The borrowing is secured by the operating investment property and bears interest at 7.125% with principal and interest of $149,000 due monthly through January 1, 2029. This loan is subject to the terms of a HUD regulatory agreement as disclosed in Note 1.

      Principal maturities on the mortgage loan for years ending December 31 are as follows (in thousands):

                  Year             Amount
                  ----             ------

                  1998             $   203
                  1999                 218
                  2000                 234
                  2001                 252
                  2002                 270
                  Thereafter        21,174
                                   -------
                                   $22,351
                                   =======

      In conjunction with the mortgage, the Partnership was required to deposit portions of the proceeds into various escrow accounts. The repair escrow deposits are to be expended on specific nonrecurring landscape and site improvements to the property. From this account, $1,010,000 was expended during 1995. No amounts were expended from the repair escrow during 1997 and 1996. The HUD reserve for replacements is an amount stipulated by HUD as required by the regulatory agreement to fund ongoing interior betterments and replacements to the property.

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






                                             /s/ Reznick Fedder & Silverman
                                             ------------------------------
                                                 Reznick Fedder & Silverman


Baltimore,  Maryland
January 5, 1996, except for Note E,
as to which the date is March 13, 1996

                        MONTGOMERY VILLAGE HWH ASSOCIATES

                                 BALANCE SHEETS
                           December 31, 1995 and 1994
                                 (In thousands)

                                     ASSETS

                                                            1995        1994
                                                            ----        ----

CURRENT ASSETS:
  Cash and cash equivalents                               $   123      $  107
  Escrow deposits                                             191         205
  Accounts receivable                                          24          49
  Prepaid expenses                                             68          63
  Other current assets                                         16           -
                                                          -------      ------
      Total current assets                                    422         424
                                                          -------      ------

RENTAL PROPERTY
  Land                                                      1,211       1,211
  Buildings, improvements and furniture
    and fixtures                                            8,198       8,168
                                                          -------     -------
                                                            9,409       9,379
  Less accumulated depreciation                            (3,500)     (3,198)
                                                          -------     -------
                                                            5,909       6,181
                                                          -------     -------

DEFERRED EXPENSES, net of accumulated
  amortization of $104 and $87                                 16          33
                                                          -------      ------
                                                          $ 6,347      $6,638
                                                          =======      ======

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                    $ 4,953      $   31
  Accounts payable and accrued expenses                        22          55
  Accrued interest payable                                     39          39
  Tenant security deposits payable                             67          63
  Rents received in advance                                     7          13
  Other current liabilities                                     4           8
                                                          -------      ------
      Total current liabilities                             5,092         209

LONG-TERM DEBT, net of current maturities                       -       4,952

PARTNERS' EQUITY                                            1,255       1,477
                                                          -------      ------
                                                          $ 6,347      $6,638
                                                          =======      ======





                        See notes to financial statements

                        MONTGOMERY VILLAGE HWH ASSOCIATES

                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                                1995        1994        1993
                                                ----        ----        ----
Revenue
  Rents                                        $1,740      $1,683      $1,637
  Interest income                                   6          10           8
  Other revenue                                    31          23          47
                                               ------      ------      ------
      Total revenue                             1,777       1,716       1,692
                                               ------      ------      ------

Expenses
  Mortgage interest                               472         475         477
  Depreciation and amortization                   320         316         316
  Repairs and maintenance                         124         134         154
  Utilities                                       267         267         273
  Real estate taxes and licenses                  129         128         130
  Salaries and related costs                      140         145         135
  General and administrative                       59          56          55
  Management fees                                  62          60          58
  Insurance                                        25          24          24
  Bad debts                                         2           5           7
                                               ------      ------      ------

      Total expenses                            1,600       1,610       1,629
                                               ------     -------     -------
      EXCESS OF REVENUE OVER EXPENSES          $  177     $   106     $    63
                                               ======     =======     =======























                        See notes to financial statements

                        MONTGOMERY VILLAGE HWH ASSOCIATES

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                             Growth II     MVLP        Total
                                             ---------     ----        -----

Partners' equity (deficit),
  December 31, 1992                            $2,106     $  (103)     $2,003

Distributions                                    (200)          -        (200)

Excess of revenue over expenses                    63           -          63
                                               ------     -------      ------

Partners' equity (deficit),
  December 31, 1993                             1,969        (103)      1,866

Distributions                                    (481)        (15)       (496)

Excess of revenue over expenses                   106           1         107
                                               ------     -------      ------

Partners' equity (deficit),
  December 31, 1994                             1,594        (117)      1,477

Distributions                                    (395)         (4)       (399)

Excess of revenue over expenses                   175           2         177
                                               ------     -------      ------
Partners' equity (deficit),
  December 31, 1995                            $1,374      $ (119)     $1,255
                                               ======      ======      ======




















                        See notes to financial statements

                        MONTGOMERY VILLAGE HWH ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                  1995        1994        1993
                                                  ----        ----        ----

Cash flows from operating activities:
  Excess of revenue over expenses              $   177      $  106     $   63
  Adjustments to reconcile excess of revenue
    over expenses to net cash provided by
    operating activities:
   Depreciation and amortization                   320         316        316
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable     25           8        (32)
     Decrease (increase) in escrow deposits         14          25        (22)
     (Increase) decrease in prepaid expenses        (5)          3         (2)
     (Increase) decrease in other current assets   (16)         51        (51)
     (Decrease) increase in accounts payable
       and accrued expenses                        (33)         32        (22)
     Increase in tenant security deposits            4           6          3
     (Decrease) increase in rents received in
        advance                                     (6)         11          -
     (Decrease) increase in other current
        liabilities                                 (3)          3          -
                                               -------      ------     ------
        Net cash provided by operating
          activities                               477         561        253
                                               -------      ------     ------

Cash flows from investing activities:
  Additions to rental property                     (30)        (45)       (29)
                                               -------      ------     ------
        Net cash used in investing activities      (30)        (45)       (29)
                                               -------      ------     ------
Cash flows from financial activities:
  Distributions to partners                       (400)       (491)      (200)
  Principal payments on long-term debt             (31)        (28)       (25)
                                               -------     -------    -------
        Net cash used in financial activities     (431)       (519)      (225)
                                               -------      ------     ------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              16          (3)        (1)

Cash and cash equivalents, beginning of year       107         110        111
                                               -------      ------     ------

Cash and cash equivalents, end of year         $   123      $  107     $  110
                                               =======      ======     ======

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest       $   472      $  475     $  477
                                               =======      ======     ======





                        See note to financial statements

                        MONTGOMERY VILLAGE HWH ASSOCIATES
                          NOTE TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

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

NOTE B - RELATED PARTY TRANSACTIONS
-----------------------------------

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

NOTE C - ESCROW DEPOSITS
------------------------

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

     At December 31, 1995 and 1994, cash was on deposit in escrow for the following purposes (in thousands)

                                                 1995        1994
                                                 ----        ----

   Real estate taxes                            $  34       $  49
   Insurance premium                               12           7
   Tenant security deposits                        65          64
   Capital reserve                                 80          85
                                                -----       -----
                                                $ 191       $ 205
                                                =====       =====

NOTE D - LONG-TERM DEBT
-----------------------

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

NOTE E - SUBSEQUENT EVENT
-------------------------

      On March 13, 1996, the Partnership sold the project for $10,650,000. The existing mortgage balance of approximately $5,000,000 was paid off and the Partnership paid closing costs of approximately $235,000. The net proceeds from the sale of approximately $5,400,000 was distributed to the partners in accordance with the joint venture agreement.