Form 10-Q
period 1998-06-30
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1998-08-12
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ________ to _________  .

                         Commission File Number: 0-12085

                   PAINE WEBBER GROWTH PROPERTIES TWO LP
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

            Delaware                                         04-2798594
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

265 Franklin Street, Boston, Massachusetts                       02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                   PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                  June 30, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    June 30     March 31
                                                    -------     --------

Cash and cash equivalents                          $   1,225    $    696
                                                   =========    ========

                        LIABILITIES AND PARTNERS' DEFICIT

Losses from joint venture in excess
  of investment and advances                       $   1,442    $    777
Accounts payable and accrued expenses                     23          23
Partners' deficit                                       (240)       (104)
                                                   ---------    --------
                                                   $   1,225    $    696
                                                   =========    ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                 General      Limited
                                                 Partners     Partners
                                                 --------     --------

Balance at March 31, 1997                        $     (8)    $     249
Net income                                              1           102
Cash distributions                                     (1)         (129)
                                                 --------     ---------
Balance at June 30, 1997                         $     (8)    $     222
                                                 ========     =========

Balance at March 31, 1998                        $    (11)    $     (93)
Net income                                              -            24
Cash distributions                                     (1)         (159)
                                                 --------     ---------
Balance at June 30, 1998                         $    (12)    $    (228)
                                                 ========     =========






                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                              STATEMENTS OF INCOME
          For the three months ended June 30, 1998 and 1997 (Unaudited
                      (In thousands, except per Unit data)

                                                1998             1997
                                                ----             ----

Revenues:
   Reimbursements from affiliate              $   49             $   48
   Interest and other income                      14                 12
                                              ------             ------
                                                  63                 60

Expenses:
   Management fees                                16                 13
   General and administrative                     50                 33
                                              ------             ------
                                                  66                 46
                                              ------             ------

Operating income (loss)                           (3)                14

Partnership's share of venture's income           27                 89
                                              ------             ------

Net income                                    $   24             $  103
                                              ======             ======

Net income per Limited Partnership Unit       $ 0.71             $ 3.04
                                              ======             ======

Cash distributions per Limited
   Partnership Unit                           $ 4.76             $ 3.85
                                              ======             ======

   The above net income and cash distributions per Limited Partnership Unit are based upon the 33,410 Limited Partnership Units outstanding during each period.













                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                      1998          1997
                                                      ----          ----
Cash flows from operating activities:
  Net income                                     $     24      $     103
  Adjustments to reconcile net income to
    net cash used in operating activities:
     Reimbursements from affiliate                    (49)           (48)
     Partnership's share of venture's income          (27)           (89)
     Changes in assets and liabilities:
      Accounts payable and accrued expenses             -            (29)
                                                 --------      ---------
             Total adjustments                        (76)          (166)
                                                 --------      ---------
         Net cash used in operating activities        (52)           (63)

Cash flows from investing activities:
  Distributions from joint venture                    741              -

Cash flows from financing activities:
  Distributions to partners                          (160)          (130)
                                                 --------      ---------

Net increase (decrease) in cash and
   cash equivalents                                   529           (193)

Cash and cash equivalents, beginning of period        696            905
                                                 --------      ---------

Cash and cash equivalents, end of period         $  1,225      $     712
                                                 ========      =========












                             See accompanying notes.

                   PAINE WEBBER GROWTH PROPERTIES TWO LP
                          Notes to Financial Statements
                                   (Unaudited)

1.    General
      -------

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and March 31, 1998 and revenues and expenses for the three-month periods ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

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

2.    Related Party Transactions
      --------------------------

      The Adviser earns a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $16,000 and $13,000 for the three-month periods ended June 30, 1998 and 1997, respectively.

      Included in general and administrative expenses for each of the three months ended June 30, 1998 and 1997 is $16,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the three months ended June 30, 1998 and 1997 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Joint Venture Partnerships
      -----------------------------------------

      As of June 30, 1998 and 1997, the Partnership had an investment in one joint venture partnership which owns an operating property as more fully described in the Partnership's Annual Report. The remaining joint venture is Oregon Portland Associates, which owns Portland Center, a 525-unit high-rise apartment property, located in Portland, Oregon, which also contains 28,000 square feet of commercial space. The joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. For income tax reporting purposes, the joint venture is required to maintain its accounting records on a calendar year basis. As a result, the joint venture is accounted for based on financial information which is three months in arrears to that of the Partnership.

     Summarized operating results of the joint venture, for the periods indicated, are as follows.

                         CONDENSED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)

                                                    1998        1997
                                                    ----        ----

      Rental revenues and
        expense recoveries                       $  1,363    $  1,557
      Interest and other income                        14          35
                                                 --------    --------
                                                    1,377       1,592

      Property operating expenses                     468         604
      Real estate taxes                               126         124
      Interest expense                                416         429
      Depreciation and amortization                   340         346
                                                 --------    --------
                                                    1,350       1,503
                                                 --------    --------
      Net income                                 $     27    $     89
                                                 ========    ========

      Net income:
          Partnership's share of net income      $     27    $     89
          Co-venturer's share of net income             -           -
                                                 --------    --------
                                                 $     27    $     89
                                                 ========    ========

      As discussed further in the Partnership's Annual Report, the Partnership has been focusing on a near-term sale of the Portland Center property and a liquidation of the Partnership since the first quarter of fiscal 1998. The property has been marketed extensively and sale packages have been distributed to international, national, regional and local prospective purchasers. As a result of these efforts, the Partnership received 13 offers, most of which were substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit best and final offers, of which seven were received. After completing an evaluation of the best and final offers, the Partnership selected an offer and, on November 25, 1997, signed an agreement to sell the Portland Center Apartments to a prospective buyer. During the fourth quarter of fiscal 1998, the prospective buyer decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership subsequently re-opened discussions with the other prospective purchasers who had previously submitted best and final offers. Following negotiations, the Partnership selected an offer from one of these prospective buyers and signed a purchase and sale agreement. Because the Partnership's joint venture agreement gives the co-venture partner a right of first refusal to purchase the property, this purchase and sale agreement was then submitted to the partner for its review. Under the terms of the agreement, the partner must decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective purchaser. On June 12, 1998, the co-venture partner notified the Partnership that it would be exercising its right to buy the property. Under the terms of the joint venture agreement, the co-venturer has an additional 90 days to close the transaction. Because the buyer will assume the existing HUD-insured mortgage loan secured by the property, the sale transaction must be approved by HUD. The buyer is currently in the process of submitting the information required by HUD in order to obtain their consent for the loan assumption. While there can be no assurances that this sale transaction will be completed, management expects to close a sale and complete a liquidation of the Partnership in calendar year 1998. Following the completion of a sale of the Portland Center Apartments, the net sale proceeds along with the Partnership's remaining cash reserves after paying liquidation-related expenses will be distributed to the Limited Partners.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As previously reported, the Partnership has been focusing on a near-term sale of the Portland Center Apartments, the Partnership's only remaining real estate asset, which would be followed by the liquidation of the Partnership. The property was extensively marketed during the first and second quarters of fiscal 1998 resulting in 13 offers to purchase the property, most of which were at a sale price substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit their best and final offers which resulted in final offers from seven prospective buyers. The Partnership then completed an evaluation of the seven final offers, as well as the relative strength of the prospective purchasers, and selected one of the offers. On November 25, 1997, the Partnership executed a purchase and sale agreement with this prospective buyer. During the fourth quarter of fiscal 1998, the prospective buyer decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership subsequently re-opened discussions with the other prospective purchasers who had previously submitted best and final offers. Following negotiations, the Partnership selected an offer from one of these prospective buyers and signed a purchase and sale agreement. Because the Partnership's joint venture agreement gives the co-venture partner a right of first refusal to purchase the property, this purchase and sale agreement was then submitted to the partner for its review. Under the terms of the agreement, the partner must decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective purchaser. On June 12, 1998, the co-venture partner notified the Partnership that it would be exercising its right to buy the property. Under the terms of the joint venture agreement, the co-venturer has an additional 90 days to close the transaction. Because the buyer will assume the existing HUD-insured mortgage loan secured by the property, the sale transaction must be approved by HUD. The buyer is currently in the process of submitting the information required by HUD in order to obtain their consent for the loan assumption. While there can be no assurances that this sale transaction will be completed, management expects to close a sale and complete a liquidation of the Partnership in calendar year 1998. Following the completion of a sale of the Portland Center Apartments, the net sale proceeds along with the Partnership's remaining cash reserves after paying liquidation-related expenses will be distributed to the Limited Partners.

      At June 30, 1998, the Partnership had available cash and cash equivalents of approximately $1,225,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale of the remaining investment property. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

      The Partnership reported net income of $24,000 for the three months ended June 30, 1998, as compared to net income of $103,000 for the same period in the prior year. This decrease of $79,000 in the Partnership's net income is attributable to a $62,000 decrease in the Partnership's share of venture's income and a $17,000 unfavorable change in the Partnership's operating income
(loss).

      The Partnership recognized income of $27,000 from its share of the Portland Center joint venture's operations for the current three-month period, as compared to net income of $89,000 for the same period in the prior year. This unfavorable change of $62,000 in the Partnership's share of venture's income is mainly due to a decrease in rental revenues of $215,000 at the Portland Center joint venture. Rental revenues decreased primarily due to a decline in occupancy when compared to the same period in the prior year. The decrease in rental revenues was partially offset by a $153,000 decrease in the venture's expenses for the current three-month period. Expenses decreased primarily due to a reduction in property operating expenses of $136,000. Property operating expenses decreased primarily due to lower utilities expense and management fees.

      The Partnership reported an operating loss of $3,000 for the three months ended June 30, 1998, as compared to operating income of $14,000 for the same period in the prior year. The unfavorable change in operating income (loss) is primarily attributable to an increase in general and administrative expenses. General and administrative expenses increased by $17,000 mainly due to an increase in legal fees related to the proposed sale of Portland Center. In addition, management fees, which are based on the amount of the Partnership's operating cash flow distributions, increased by $3,000 due to an increase in the quarterly distribution rate.

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

Date:  July 31, 1998