Form 10-Q
period 1998-09-30
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1998-11-10
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


                         Commission File Number: 0-12085


                      PAINE WEBBER GROWTH PROPERTIES TWO LP
                     --------------------------------------
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

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                September 30, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 September 30   March 31
                                                 ------------   --------

Cash and cash equivalents                         $    1,360   $     696
                                                  ==========   =========

                        LIABILITIES AND PARTNERS' DEFICIT

Losses from joint venture in excess
  of investment and advances                      $    1,637   $     777
Accounts payable and accrued expenses                     18          23
Partners' deficit                                       (295)       (104)
                                                  ----------   ---------
                                                  $    1,360   $     696
                                                  ==========   =========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the six months ended September 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                    General   Limited
                                                    Partners  Partners
                                                    --------  --------

Balance at March 31, 1997                            $    (8)  $     249
Net income                                                 1         122
Cash distributions                                        (3)       (288)
                                                     --------  ---------
Balance at September 30, 1997                        $   (10)  $      83
                                                     =======   =========

Balance at March 31, 1998                            $   (11)  $     (93)
Net income                                                 1         129
Cash distributions                                        (3)       (318)
                                                     -------   ---------
Balance at September 30, 1998                        $   (13)  $    (282)
                                                     =======   =========









                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                              STATEMENTS OF INCOME
         For the three and six months ended September 30, 1998 and 1997
                                   (Unaudited)
                      (In thousands, except per Unit data)

                                 Three Months Ended    Six  Months Ended
                                    September 30,         September 30,
                                 ------------------    -----------------
                                    1998     1997          1998     1997
                                    ----     ----          ----     ----

Revenues:
   Reimbursements from
      affiliate                  $    49    $   54     $     98   $    97
   Interest and other income          18        15           32        27
                                 -------    ------     --------   -------
                                      67        69          130       124

Expenses:
   Management fees                   16         16           32        29
   General and administrative        50         54          100        86
                                 ------     ------     --------   -------
                                     66         70          132       115
                                 ------     ------     --------   -------

Operating income (loss)               1         (1)          (2)        9

Partnership's share of
   venture's income                 105         26          132       114
                                 ------     ------     --------   -------



Net income                       $  106    $    25     $    130   $   123
                                 ======    =======     ========   =======

Net income per Limited
  Partnership Unit               $ 3.14    $  0.74     $   3.85   $  3.64
                                 ======    =======     ========   =======


Cash distributions per
  Limited Partnership Unit       $ 4.76    $  4.76     $   9.52   $  8.61
                                 ======    =======     ========   =======

   The above net income and cash distributions per Limited Partnership Unit are based upon the 33,410 Limited Partnership Units outstanding during each period.













                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                      1998          1997
                                                      ----          ----
Cash flows from operating activities:
  Net income                                    $     130      $     123
  Adjustments to reconcile net income to
    net cash used in operating activities:
     Reimbursements from affiliate                    (98)           (97)
     Partnership's share of venture's income         (132)          (114)
     Changes in assets and liabilities:
      Accounts payable and accrued expenses            (5)            (9)
                                                ---------      ---------
             Total adjustments                       (235)          (220)
                                                ---------      ---------
         Net cash used in operating activities       (105)           (97)

Cash flows from investing activities:
  Distributions from joint venture                  1,090            635

Cash flows from financing activities:
  Distributions to partners                          (321)          (291)
                                                ---------      ---------

Net increase in cash and cash equivalents             664            247

Cash and cash equivalents, beginning of period        696            905
                                                ---------      ---------

Cash and cash equivalents, end of period        $   1,360      $   1,152
                                                =========      =========















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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and March 31, 1998 and revenues and expenses for the three- and six-month periods ended September 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

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

2.    Related Party Transactions
      --------------------------

      The Adviser earns a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $32,000 and $29,000 for the six-month periods ended September 30, 1998 and 1997, respectively.

      Included in general and administrative expenses for each of the six months ended September 30, 1998 and 1997 is $31,000 representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the six months ended September 30, 1998 and 1997 is $1,000 representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Joint Venture Partnerships
      -----------------------------------------

      As of September 30, 1998 and 1997, the Partnership had an investment in one joint venture partnership which owns an operating property as more fully described in the Partnership's Annual Report. The remaining joint venture is Oregon Portland Associates, which owns Portland Center, a 525-unit high-rise apartment property, located in Portland, Oregon, which also contains 28,000 square feet of commercial space. The joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. For income tax reporting purposes, the joint venture is required to maintain its accounting records on a calendar year basis. As a result, the joint venture is accounted for based on financial information which is three and six months in arrears to that of the Partnership.

     Summarized operating results of the joint venture, for the periods indicated, are as follows.

                         CONDENSED SUMMARY OF OPERATIONS
            For the three and six months ended June 30, 1998 and 1997
                                 (in thousands)

                               Three Months Ended       Six  Months Ended
                                     June 30,                June 30,
                               ------------------       -----------------
                                  1998     1997           1998     1997
                                  ----     ----           ----     ----

      Rental revenues and
        expense recoveries     $  1,618   $  1,592        $ 2,981  $ 3,149
      Interest and other
        income                        2         35             16       70
                               --------   --------        -------  -------
                                  1,620      1,627          2,997    3,219

      Property operating
         expenses                   643        702          1,111    1,306
      Real estate taxes             126        124            252      248
      Interest expense              397        428            813      857
      Depreciation and
         amortization               348        347            688      693
                               --------   --------        -------  -------
                                  1,514      1,601          2,864    3,104
                               --------   --------        -------  -------
      Net income               $    106   $     26        $   133  $   115
                               ========   ========        =======  =======

      Net income:
          Partnership's share
             of net income     $    105   $     26        $   132  $   114

          Co-venturer's share
             of net income            1          -              1        1
                               --------   --------        -------  -------

                               $    106   $     26        $   133  $   115
                               ========   ========        =======  =======

      As discussed further in the Partnership's Annual Report, the Partnership has been focusing on a near-term sale of the Portland Center property and a liquidation of the Partnership since the first quarter of fiscal 1998. The property has been marketed extensively and sale packages were distributed to international, national, regional and local prospective purchasers. As a result of these efforts, the Partnership received 13 offers, most of which were substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit best and final offers, of which seven were received. After completing an evaluation of the best and final offers, the Partnership selected an offer and, on November 25, 1997, signed an agreement to sell the Portland Center Apartments to a prospective buyer. During the fourth quarter of fiscal 1998, the prospective buyer decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership subsequently re-opened discussions with the other prospective purchasers who had previously submitted best and final offers. Following negotiations, the Partnership selected an offer from one of these prospective buyers and signed a purchase and sale agreement. Because the Partnership's joint venture agreement gives the co-venture partner a right of first refusal to purchase the property, this purchase and sale agreement was then submitted to the partner for its review. Under the terms of the agreement, the partner must decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective purchaser. On June 12, 1998, the co-venture partner notified the Partnership that it would be exercising its right to buy the property. Under the terms of the joint venture agreement, the co-venturer had an additional 90 days to close the transaction. Because the buyer will assume the existing HUD-insured mortgage loan secured by the property, the sale transaction must be approved by HUD. The buyer is currently awaiting receipt of the preliminary approval from HUD for the loan assumption, and the 90-day closing period has been extended to accommodate the receipt of this HUD consent. While there can be no assurances that this sale transaction will be completed, management continues to make every effort to close the sale and complete a liquidation of the Partnership in calendar year 1998. However, given the delays experienced to date in the HUD approval process, it is possible that the sale and liquidation could be delayed until the first quarter of calendar 1999. Following the completion of a sale of the Portland Center Apartments, the net sale proceeds along with the Partnership's remaining cash reserves after paying liquidation-related expenses will be distributed to the Limited Partners.

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

Liquidity and Capital Resources
-------------------------------

      As previously reported, the Partnership has been focusing on a near-term sale of the Portland Center Apartments, the Partnership's only remaining real estate asset, which would be followed by the liquidation of the Partnership. The property was extensively marketed during the first and second quarters of fiscal 1998 resulting in 13 offers to purchase the property, most of which were at a sale price substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit their best and final offers which resulted in final offers from seven prospective buyers. The Partnership then completed an evaluation of the seven final offers, as well as the relative strength of the prospective purchasers, and selected one of the offers. On November 25, 1997, the Partnership executed a purchase and sale agreement with this prospective buyer. During the fourth quarter of fiscal 1998, the prospective buyer decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership subsequently re-opened discussions with the other prospective purchasers who had previously submitted best and final offers. Following negotiations, the Partnership selected an offer from one of these prospective buyers and signed a purchase and sale agreement. Because the Partnership's joint venture agreement gives the co-venture partner a right of first refusal to purchase the property, this purchase and sale agreement was then submitted to the partner for its review. Under the terms of the agreement, the partner must decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to this prospective purchaser. On June 12, 1998, the co-venture partner notified the Partnership that it would be exercising its right to buy the property. Under the terms of the joint venture agreement, the co-venturer had an additional 90 days to close the transaction. Because the buyer will assume the existing HUD-insured mortgage loan secured by the property, the sale transaction must be approved by HUD. The buyer is currently awaiting receipt of the preliminary approval from HUD for the loan assumption, and the 90-day closing period has been extended to accommodate the receipt of this HUD consent. While there can be no assurances that this sale transaction will be completed, management continues to make every effort to close the sale and complete a liquidation of the Partnership in calendar year 1998. However, given the delays experienced to date in the HUD approval process, it is possible that the sale and liquidation could be delayed until the first quarter of calendar 1999. Following the completion of a sale of the Portland Center Apartments, the net sale proceeds along with the Partnership's remaining cash reserves after paying liquidation-related expenses will be distributed to the Limited Partners.

      At September 30, 1998, the Partnership had available cash and cash equivalents of approximately $1,360,000. Such cash and cash equivalents, along with the expected operating cash flow from the Portland Center property, will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale of the remaining investment property. These sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated either in late calendar year 1998 or early calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended September 30, 1998
-------------------------------------

      The Partnership reported net income of $106,000 for the three months ended September 30, 1998, as compared to net income of $25,000 for the same period in the prior year. This increase of $81,000 in the Partnership's net income is mainly attributable to a $79,000 increase in the Partnership's share of venture's income.

      The Partnership recognized income of $105,000 from its share of the Portland Center joint venture's operations for the current three-month period, as compared to net income of $26,000 for the same period in the prior year. This favorable change in the Partnership's share of venture's income is mainly due to an increase in rental revenues of $26,000 at the Portland Center joint venture and a decrease of $87,000 in the venture's expenses for the current three-month period. Rental revenues increased primarily due to an increase in market rents when compared to the same period in the prior year. Expenses decreased primarily due to a reduction in property operating expenses of $59,000. Property operating expenses decreased primarily due to lower management fees, mortgage insurance expense and apartment turnover costs. The increase in rental revenues and decline in operating expenses at Portland Center were partially offset by a decrease of $33,000 in the venture's interest and other income for the current three-month period.

      The Partnership reported operating income of $1,000 for the three months ended September 30, 1998, as compared to an operating loss of $1,000 for the same period in the prior year. The favorable change in operating income (loss) is primarily attributable to a decrease in general and administrative expenses. General and administrative expenses decreased by $4,000 mainly due to a reduction in printing and mailing costs related to the Partnership's quarterly financial reports.

Six Months Ended September 30, 1998
-----------------------------------

      The Partnership reported net income of $130,000 for the six months ended September 30, 1998, as compared to net income of $123,000 for the same period in the prior year. This favorable change in net operating results of $7,000 is the result of an $18,000 increase in the Partnership's share of venture's income which was partially offset by an $11,000 unfavorable change in the Partnership's operating income (loss).

      The Partnership recognized income of $132,000 from its share of the Portland Center joint venture's operations for the current six-month period, as compared to net income of $114,000 for the same period in the prior year. This favorable change in the Partnership's share of venture's income is primarily a result of a $195,000 decrease in property operating expenses. Property operating expenses declined mainly due to a reduction in management fees, mortgage insurance expense and advertising costs. In addition, interest expense decreased by $44,000 due to principal payments on the venture's mortgage debt. The declines in interest and property operating expenses were partially offset by a decrease in rental revenues and expense recoveries of $168,000 for the current six-month period. Rental revenues and expense recoveries decreased mainly due to a decrease in average occupancy compared to the same period in the prior year. In addition, the venture's interest and other income declined by $54,000 for the current six-month period.

      The Partnership recognized an operating loss of $2,000 for the six months ended September 30, 1998, compared to operating income of $9,000 for the same period in the prior year. This unfavorable change was primarily due to an increase in general and administrative expenses. General and administrative expenses increased by $14,000 for the current six-month period mainly due to an increase in certain required professional fees related to the pending sale of the Portland Center property. This increase in general and administrative expenses was partially offset by an increase interest income. Interest income increased by $5,000 primarily due to higher average outstanding cash reserve balances during the current six-month period.

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

Date:  November 6, 1998