Form 10-Q
period 1998-12-31
PAINEWEBBER GROWTH PROPERTIES TWO LP
filed 1999-02-10
CIK 722569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED December 31, 1998

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-12085


                   PAINE WEBBER GROWTH PROPERTIES TWO LP
                  --------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                                           04-2798594
 -------------------------------------------------------------------------------
(State   or   other   jurisdiction   of                     (I.R.S.Employer
 incorporation or organization)                             Identification No.)


265 Franklin Street, Boston, Massachusetts                           02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                                 BALANCE SHEETS
                December 31, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                   December 31  March 31
                                                   -----------  --------

Cash and cash equivalents                            $30,277    $    696
                                                     =======    ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Losses from joint venture in excess
  of investment and advances                         $     -    $    777
Accounts payable and accrued expenses                    466          23
Accounts payable - affiliates                            350           -
Partners' capital (deficit)                           29,461        (104)
                                                     -------    --------
                                                     $30,277    $    696
                                                     =======    ========


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the nine months ended December 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                     General    Limited
                                                     Partners   Partners
                                                     --------   --------

Balance at March 31, 1997                            $    (8)   $    249
Net loss                                                  (4)       (371)
Cash distributions                                        (4)       (447)
                                                     -------    --------
Balance at December 31, 1997                         $   (16)   $   (569)
                                                     =======    ========

Balance at March 31, 1998                            $   (11)   $    (93)
Net income                                               300      29,747
Cash distributions                                        (5)       (477)
                                                     -------    --------
Balance at December 31, 1998                         $   284    $ 29,177
                                                     =======    ========








                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                              STATEMENTS OF INCOME
   For the three and nine months ended December 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                 Three Months Ended       Nine Months Ended
                                    December 31,             December 31,
                               --------------------       -----------------
                                  1998       1997           1998     1997
                                  ----       ----           ----     ----

Revenues:
   Reimbursements from
      affiliate                 $    77    $    48        $  175    $   145
   Interest and other income        135         16           167         43
                                -------    -------        ------    -------
                                    212         64           342        188

Expenses:
   Management fees                   16         16            48         45
   General and administrative        17         78           117        164
   Brokerage commission
     payable to affiliate           350          -           350          -
                                -------    -------        ------    -------
                                    383         94           515        209
                                -------    -------        ------    -------
Operating loss                     (171)       (30)         (173)       (21)

Partnership's share of gain on
   sale of operating investment
   property                      30,423          -         30,423         -

Partnership's share of
   venture's loss                  (335)      (468)         (203)      (354)
                                -------    -------        -------   -------

Net income (loss)               $29,917    $  (498)       $30,047   $  (375)
                                =======    =======        =======   =======

Net income (loss) per
   Limited Partnership
   Unit                         $886.50    $(14.76)       $890.35   $(11.11)
                                =======    =======        =======   =======

Cash distributions per Limited
   Partnership Unit             $  4.76    $  4.76        $ 14.28   $ 13.37
                                =======    =======        =======   =======

   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 33,410 Limited Partnership Units outstanding during each period.




                             See accompanying notes.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                            STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                           1998          1997
                                                           ----          ----
Cash flows from operating activities:
  Net income (loss)                                     $ 30,047      $    (375)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
     Partnership's share of gain on sale of operating
       investment property                               (30,423)             -
     Reimbursements from affiliate                          (175)          (145)
     Partnership's share of venture's loss                   203            354
     Changes in assets and liabilities:
      Accounts payable - affiliates                          350              -
      Accounts payable and accrued expenses                  443            (20)
                                                        --------      ---------
             Total adjustments                           (29,602)           189
                                                        --------      ---------
             Net cash provided by (used in)
               operating activities                          445           (186)

Cash flows from investing activities:
  Distributions from joint venture                        29,618            635

Cash flows from financing activities:
  Distributions to partners                                 (482)          (451)
                                                        --------      ---------

Net increase (decrease) in cash and
  cash equivalents                                        29,581             (2)

Cash and cash equivalents, beginning of period               696            905
                                                        --------      ---------

Cash and cash equivalents, end of period                $ 30,277      $     903
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and March 31, 1998 and revenues and expenses for the three- and nine-month periods ended December 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      On December 1, 1998, the Partnership sold its one remaining joint venture investment, the Portland Center Apartments (see Note 3). Management of the Partnership is currently pursuing a liquidation of the Partnership which could be accomplished prior to the end of fiscal 1999. There are no assurances, however, that a liquidation of the Partnership will be accomplished within this time frame.

2.    Related Party Transactions
      --------------------------

      The Adviser earns a management fee equal to approximately 10% of the Distributable Cash of the Partnership, as defined, pursuant to the advisory agreement. The Adviser earned management fees totalling $48,000 and $45,000 for the nine-month periods ended December 31, 1998 and 1997, respectively.

      Included in general and administrative expenses for the nine months ended December 31, 1998 and 1997 is $48,000 and $47,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the nine months ended December 31, 1998 and 1997 is $2,000 representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

      In accordance with the Partnership Agreement, sale or refinancing proceeds are to be distributed first, 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 6% based upon a Limited Partner's Adjusted Capital
Contributions, as defined in the Partnership Agreement. Next, the General Partners are to receive an amount equal to 1% of the total amount distributed to Limited Partners for the return of their Adjusted Capital Contribution and the 6% cumulative preferred return. Then a real estate brokerage commission is payable to the Partnership's Adviser. In connection with the sale of each property, the Adviser is entitled to receive a real estate brokerage commission in an amount equal to the lower of 2% of the selling prices of the properties in the portfolio or 50% of the standard real estate brokerage commission that would be charged by unaffiliated third parties providing comparable services in the areas where the property is located. Pursuant to this provision, a total of $350,000 will be paid to the Adviser (which is included in accounts payable affiliates as of December 31, 1998) which represents 0.357% of the selling prices of the properties, or 50% of the standard fee. Any remaining sale or refinancing proceeds would be distributed initially 90% to the Limited Partners and 10% to the General Partners until the Limited Partner's cumulative preferred return totals 10%; thereafter, 85% would be distributed to the Limited Partners and 15% to the General Partners. To date, all sale and refinancing proceeds have been distributed 100% to the Limited Partners. Based on an estimated Final Distribution of $850 per original $1,000 investment, Limited Partners who acquired their Units during the original offering period will have received a full return of their original capital contributions, their cumulative preferred return of 6%, as defined in the Partnership Agreement, and their proportionate share of $1,400,000 which represents a 90% share in the remaining sale or refinancing proceeds after the payment of the brokerage commission to the Adviser. The General Partners of the Partnership will receive a total of approximately $640,000 as their 1% share and 10% residual share noted above.

3.    Investments in Joint Venture Partnerships
      -----------------------------------------

      As of December 31, 1997, the Partnership had an investment in one joint venture partnership which owned an operating property as more fully described in the Partnership's Annual Report. The joint venture, Oregon Portland Associates, owned Portland Center, a 525-unit high-rise apartment property, located in Portland, Oregon, which also contains 28,000 square feet of commercial space. On December 1, 1998, Oregon Portland Associates sold the Portland Center Apartments and Office Complex to a third party. As previously reported, the Partnership had been focusing on a near-term sale of the Portland Center property, the
Partnership's only remaining real estate asset, to be followed by the liquidation of the Partnership. The property was extensively marketed during the first and second quarters of fiscal 1998 resulting in 13 offers to purchase the property, most of which were at a sale price substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit their best and final offers which resulted in final offers from seven prospective buyers. The Partnership then completed an evaluation of the seven final offers, as well as the relative strength of the prospective purchasers, and selected one of the offers. On November 25, 1997, the Partnership executed a purchase and sale agreement with a prospective buyer. During the fourth quarter of fiscal 1998, the prospective buyer decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership subsequently re-opened discussions with the other prospective purchasers who had previously submitted best and final offers. Following negotiations, the Partnership selected an offer from one of these prospective buyers and signed a purchase and sale agreement. Because the Partnership's joint venture agreement gave the co-venture partner a right of first refusal to purchase the property, this purchase and sale agreement was then submitted to the partner for its review. The co-venturer opted to exercise its right of first refusal and then assigned its right to purchase the property to a third party at closing. Portland Center was sold for $48,950,000. The joint venture received net proceeds of approximately $29,252,000 from the sale after receiving credits for proration adjustments of approximately $290,000 and net working capital of approximately $2,705,000 and after deducting closing costs of approximately $396,000, the assumption of the existing first mortgage note of $22,165,000 and accrued interest of approximately $132,000. From the net sale proceeds, the joint venture will be obligated to pay a tax to the city of Portland of approximately $370,000. The remainder of the net proceeds will be split between the Partnership and its co-venture partner in accordance with the joint venture agreement with the co-venturer receiving approximately $360,000 and the Partnership receiving approximately $28,500,000.

    Pursuant to the Partnership Agreement, after Limited Partners have received a return of their Adjusted Capital Contribution, as defined in the Partnership Agreement, as well as a cumulative preferred return of 6% based on that Adjusted Capital Contribution, the General Partners are to receive an amount equal to 1% of the total amount distributed to Limited Partners for the return of their Adjusted Capital Contribution and the 6% cumulative preferred return. Then a real estate brokerage commission is payable to the Partnership's Adviser. In connection with the sale of each property, the Adviser is entitled to receive a real estate brokerage commission in an amount equal to the lower of 2% of the selling prices of the properties in the portfolio or 50% of the standard real estate brokerage commission that would be charged by unaffiliated third parties providing comparable services in the areas where the property is located. Pursuant to this provision, a total of $350,000 will be paid to the Adviser which represents 0.357% of the selling prices of the properties, or 50% of the standard fee. Any remaining sale or refinancing proceeds would be distributed initially 90% to the Limited Partners and 10% to the General Partners until the Limited Partner's cumulative preferred return totals 10%; thereafter, 85% would be distributed to the Limited Partners and 15% to the General Partners. To date, all sale and refinancing proceeds have been distributed 100% to the Limited Partners. Based on an estimated Final Distribution of $850 per original $1,000 investment, Limited Partners who acquired their Units during the original offering period will have received a full return of their original capital contributions, their cumulative preferred return of 6%, as defined in the Partnership Agreement, and their proportionate share of $1,400,000 which represents a 90% share in the remaining sale or refinancing proceeds after the payment of the brokerage commission to the Adviser. The General Partners of the Partnership will receive a total of approximately $640,000 as their 1% share and 10% residual share noted above.

    The Partnership will distribute the net proceeds from the sale of Portland Center, along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses, after receiving final documentation from the Department of Housing and Urban Development (HUD) for the sale and related assumption of the HUD-insured first mortgage loan which is secured by Portland Center. Because the buyer assumed the existing HUD-insured mortgage loan secured by the property, the sale transaction must be approved by HUD. The Partnership is currently awaiting receipt of the final approval from HUD for the loan assumption. Such approval is not expected to be received for a period of between 90 and 120 days. The Partnership expects to complete an orderly liquidation immediately after receiving this formal approval.

     The joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. For income tax reporting purposes, the joint venture is required to maintain its accounting records on a calendar year basis. As a result, the joint venture is accounted for based on financial information which is three and nine months in arrears to that of the Partnership. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Oregon Portland Associates during the quarter ended December 31, 1998 and recognized a gain of $30,423,000 on the sale of the Portland Center operating investment property. Accordingly, the Partnership's share of venture's loss for the nine months ended December 31, 1998 reflects the Partnership's share of Portland Center's operations for the period January 1, 1998 through the date of sale.

     Summarized operating results of the joint venture, for the periods indicated, are as follows.

                         CONDENSED SUMMARY OF OPERATIONS
    For the periods July 1, 1998 through December 1, 1998 and January 1, 1998 through December 1, 1998 and the three and nine months ended September 30, 1997
                                 (in thousands)


                                                           Three          January 1,        Nine
                                       July 1, 1998        Months         1998              Months
                                       through             Ended          through           Ended
                                       December 1,         September 30,  December 1,       September 30,
                                        1998               1997           1998               1997
                                        ----               ----           ----               ----


      Rental revenues and
        expense recoveries              $  2,424          $  1,485       $ 5,405           $ 4,634
      Interest and other income              155                37           171               107
                                        --------          --------       -------           -------
                                           2,579             1,522         5,576             4,741

      Property operating expenses          1,328             1,096         2,439             2,402
      Real estate taxes                      229               124           481               372
      Interest expense                       797               428         1,610             1,285
      Depreciation and amortization          563               346         1,251             1,039
                                        --------          --------       -------           -------
                                           2,917             1,994         5,781             5,098
                                        --------          --------       -------           -------
      Operating loss                        (338)             (472)         (205)             (357)

      Gain on sale of operating
        investment property               30,873                 -        30,873                 -
                                        --------          --------       -------           -------
                                        $ 30,535          $   (472)      $30,668           $  (357)
                                        ========          ========       =======           =======


                                       1998       1997        1998       1997
                                       ----       ----        ----       ----

      Net income (loss):
        Partnership's share of net
           income (loss)              $30,088    $  (468)    $30,220   $   (354)
        Co-venturer's share of net
           income (loss)                  447         (4)        448         (3)
                                      -------    -------     -------   --------
      Net income (loss)               $30,535    $  (472)    $30,668   $   (357)
                                      =======    =======     =======   ========

      The Partnership's share of venture's net income (loss) is presented as follows in the statements of operations (in thousands):

                                       1998       1997        1998       1997
                                       ----       ----        ----       ----
      Partnership's share of
        venture's income (loss)       $  (335)   $  (468)    $  (203)  $   (354)
      Partnership's share of
        gain on sale of
        operating investment
        property                       30,423          -      30,423          -
                                      -------    -------     -------   --------
                                      $30,088    $  (468)    $30,220   $   (354)
                                      =======    =======     =======   ========

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

Liquidity and Capital Resources
-------------------------------

      On December 1, 1998, Oregon Portland Associates, a joint venture in which the Partnership has an interest, sold the property known as the Portland Center Apartments and Office Complex, located in Portland, Oregon, to EQR-Portland Center, L.L.C. ("EQR"), the designated assignee of the Partnership's co-venture partner. The Partnership had executed a purchase and sale agreement with an unrelated third party which was then presented to the co-venture partner under the right of first refusal provision of the joint venture agreement. Under the terms of the joint venture agreement, the partner then had 30 days to decide whether to agree to buy the property at the price and on the terms offered by the prospective purchaser, or to waive its first refusal right and agree to a sale to the prospective buyer. On June 12, 1998, the co-venture partner notified the Partnership that it would be exercising its right to buy the property. At closing, the co-venturer assigned its purchase rights to EQR. Portland Center was sold for $48,950,000. The joint venture received net proceeds of approximately $29,252,000 from the sale after receiving credits for proration adjustments of approximately $290,000 and net working capital of approximately $2,705,000 and after deducting closing costs of approximately $396,000, the assumption of the existing first mortgage note of $22,165,000 and accrued interest of approximately $132,000. From the net sale proceeds, the joint venture will be obligated to pay a tax to the city of Portland of approximately $370,000. The remainder of the net proceeds will be split between the Partnership and its co-venture partner in accordance with the joint venture agreement with the co-venturer receiving approximately $360,000 and the Partnership receiving approximately $28,500,000. The Partnership will distribute the net proceeds from the sale of Portland Center, along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses, after receiving final documentation from the Department of Housing and Urban Development (HUD) for the sale and related assumption of the HUD-insured first mortgage loan which is secured by Portland Center.

      Pursuant to the Partnership Agreement, after Limited Partners have received a return of their Adjusted Capital Contribution, as defined in the Partnership Agreement, as well as a cumulative preferred return of 6% based on that Adjusted Capital Contribution, the General Partners are to receive an amount equal to 1% of the total amount distributed to Limited Partners for the return of their Adjusted Capital Contribution and the 6% cumulative preferred return. Then a real estate brokerage commission is payable to the Partnership's Adviser. In connection with the sale of each property, the Adviser is entitled to receive a real estate brokerage commission in an amount equal to the lower of 2% of the selling prices of the properties in the portfolio or 50% of the standard real estate brokerage commission that would be charged by unaffiliated third parties providing comparable services in the areas where the property is located. Pursuant to this provision, a total of $350,000 will be paid to the Adviser which represents 0.357% of the selling prices of the properties, or 50% of the standard fee. Any remaining sale or refinancing proceeds would be distributed initially 90% to the Limited Partners and 10% to the General Partners until the Limited Partner's cumulative preferred return totals 10%; thereafter, 85% would be distributed to the Limited Partners and 15% to the General Partners. To date, all sale and refinancing proceeds have been distributed 100% to the Limited Partners. Based on an estimated Final Distribution of $850 per original $1,000 investment, Limited Partners who acquired their Units during the original offering period will have received a full return of their original capital contributions, their cumulative preferred return of 6%, as defined in the Partnership Agreement, and their proportionate share of $1,400,000 which represents a 90% share in the remaining sale or refinancing proceeds after the payment of the brokerage commission to the Adviser. The General Partners of the Partnership will receive a total of approximately $640,000 as their 1% share and 10% residual share noted above.

      As previously reported, the Partnership had been focusing on a near-term sale of the Portland Center property, the Partnership's only remaining real estate asset, to be followed by the liquidation of the Partnership. The property was extensively marketed during the first and second quarters of fiscal 1998 resulting in 13 offers to purchase the property, most of which were at a sale price substantially in excess of the property's most recent independent appraised value. The prospective purchasers were then asked to submit their best and final offers which resulted in final offers from seven prospective buyers. The Partnership then completed an evaluation of the seven final offers, as well as the relative strength of the prospective purchasers, and selected one of the offers. On November 25, 1997, the Partnership executed a purchase and sale agreement with a prospective buyer. During the fourth quarter of fiscal 1998, the prospective buyer decided to terminate the purchase and sale agreement and discontinued its efforts to acquire the property. The Partnership subsequently re-opened discussions with the other prospective purchasers who had previously submitted best and final offers. Following negotiations, the Partnership selected an offer from one of these prospective buyers and signed a purchase and sale agreement. Because the Partnership's joint venture agreement gave the co-venture partner a right of first refusal to purchase the property, this purchase and sale agreement was then submitted to the partner for its review. As noted above, the co-venturer opted to exercise its right of first refusal and then assigned its right to purchase the property to a third party at closing. Because the buyer assumed the existing HUD-insured mortgage loan secured by the property, the sale transaction must be approved by HUD. The Partnership is currently awaiting receipt of the final approval from HUD for the loan assumption. Such approval is not expected to be received for a period of between 90 and 120 days. The Partnership expects to complete an orderly liquidation immediately after receiving this formal approval.

      At December 31, 1998, the Partnership had available cash and cash equivalents of approximately $30,277,000. Such cash and cash equivalents will be utilized for the working capital needs of the Partnership and for distributions to the partners. The source of future liquidity to the partners is expected to be through interest income earned on the proceeds received from the sale of the final operating investment property. These sources of liquidity are expected to be sufficient to meet the Partnership's needs through its expected liquidation date.

      As noted above, the Partnership expects to be liquidated in early calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended December 31, 1998
------------------------------------

      The Partnership reported net income of $29,917,000 for the three months ended December 31, 1998, as compared to a net loss of $498,000 for the same period in the prior year. This favorable change of $30,415,000 in the Partnership's net income (loss) is mainly attributable to the $30,423,000 recognized as the Partnership's share of the gain on the sale of Portland Center in the current quarter.

      The Partnership reported an operating loss of $171,000 for the three months ended December 31, 1998, as compared to an operating loss of $30,000 for the same period in the prior year. The increase in operating loss was primarily attributable to the brokerage commission payable to the Adviser of $350,000, as discussed further above, which was partially offset by an increase in interest and other income of $119,000 and a decrease in general and administrative expenses of $61,000. Interest and other income increased mainly as a result of interest earned on the proceeds from the sale of Portland Center which have been temporarily invested pending the Final Distribution to the Limited Partners. General and administrative expenses decreased as a result of a decline in certain legal fees.

      The Partnership recognized a net loss of $335,000 from its share of the Portland Center joint venture's operations for the current three-month period, as compared to a net loss of $468,000 for the same period in the prior year. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Oregon Portland Associates during the quarter ended December 31, 1998 and recognized the gain on the sale of the operating investment property. Accordingly, the current period includes Portland Center's operations for the five-month period from July 1, 1998 through December 1, 1998. The increase in total revenues from the Portland Center joint venture for the additional two-month period, of $1,057,000, exceeded the increase in total expenses of $923,000. This more favorable change in the venture's revenues was primarily due to an increase in average rental rates when compared to the prior period.

Nine Months Ended December 31, 1998
-----------------------------------

      The Partnership reported net income of $30,047,000 for the nine months ended December 31, 1998, as compared to a net loss of $375,000 for the same period in the prior year. This favorable change of $30,422,000 in the Partnership's net operating results is mainly attributable to the $30,423,000 recognized as the Partnership's share of the gain on the sale of Portland Center in the current period.

      The Partnership reported an operating loss of $173,000 for the nine months ended December 31, 1998, as compared to an operating loss of $21,000 for the same period in the prior year. The increase in operating loss was primarily attributable to the brokerage commission of $350,000 payable to the Adviser, as discussed further above, which was partially offset by an increase in interest and other income of $124,000 and a decrease in general and administrative expenses of $61,000. Interest and other income increased mainly as a result of interest earned on the proceeds from the sale of Portland Center which have been temporarily invested pending the Final Distribution to the Limited Partners. General and administrative expenses decreased as a result of a decline in certain legal fees.

      The Partnership recognized a net loss of $203,000 from its share of the Portland Center joint venture's operations for the current nine-month period, as compared to a net loss of $354,000 for the same period in the prior year. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Oregon Portland Associates during the period ended December 31, 1998 and recognized the gain on the sale of the operating investment property. Accordingly, the current period includes Portland Center's operations for the eleven-month period from January 1, 1998 through December 1, 1998. The increase in total revenues from the Portland Center joint venture for the additional two-month period, of $835,000, exceeded the increase in total expenses of $683,000. This more favorable change in the venture's revenues was primarily due to an increase in average rental rates when compared to the prior period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings    NONE

Item 2. through 5.           NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K dated December 1, 1998 was filed during the current quarter to report the sale of the Portland Center Apartments and Office Complex and is hereby incorporated herein by reference.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      PAINE WEBBER GROWTH PROPERTIES TWO LP

                              By:   SECOND PW GROWTH PROPERTIES, INC.
                                    ----------------------------------
                                    Managing General Partner





                              By:  /s/ Walter V. Arnold
                                   ---------------------
                                   Walter V. Arnold
                                   Senior Vice President and
                                   Chief Financial Officer

Date:  February 9, 1999